Form 10QSB
period 2000-03-31
YOUTICKET COM INC
filed 2000-05-22
CIK 1100080

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 5(d) OF THE SECURITIES ACT OF 1934:

                  For the Quarterly Period ended March 31, 2000

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

     For the transition period from __________________ to __________________


                         Commission File number 1-28733


                               youticket.com inc.
             (Exact Name of registrant as specified in its charter)


                Nevada                                       88-0430607
----------------------------------------                 --------------------
(State or other jurisdiction of                          I.R.S. Employer ID No.
incorporation or organization)

                            4420 S. Arville, Suites 13 & 14
                            Las Vegas, Nevada 89103
                     ----------------------------------------
                    (Address of principal executive offices)

                                 (702) 876-8200
                           (Issuer's telephone number)


Indicate by check mark whether the registrant (1) has filed has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.       YES   ____         NO   X


          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                         DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. YES ____   NO. ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 11, 2000, 16,051,272 shares of the Issuer's Common Stock were outstanding.

                               YOUTICKET.COM, INC.


PART  I.  FINANCIAL INFORMATION                                     Page No.

Item 1.   Consolidated Financial Statements:

          Consolidated  Balance Sheets (Unaudited) as of
                March 31, 2000 and December 31, 1999                   3

           Consolidated Statements of Operations (Unaudited)
                for the Three Months Ended March 31, 2000 and 1999     4

           Consolidated  Statements of Cash Flows (Unaudited)
                for Three Months Ended March 31, 2000 and 1999         5


           Notes to Consolidated Financial Statements                  6


Item 2.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operation                    8

PART  II.  OTHER - INFORMATION

            Item 6 - Exhibits and Reports on Form 8-K                  10

                      YouTicket.Com, Inc.
                   Consolidated Balance Sheet
                         March 31, 2000
                          (Unaudited)

                                              March 31,       December 31,
                                                2000             1999
                                             ---------        -----------
Assets

Current Assets
   Cash                                    $   25,203        $  18,360
   Accounts Receivable                         17,701           35,457
   Other Current Assets                        18,063           17,722
                                           ----------        ---------

Total Current Assets                           60,967           71,539
                                           ----------        ---------

Property and Equipment                         16,024           12,472
Goodwill, net of amortization
  of $129,247                               1,075,375        1,118,578

Total Assets                              $ 1,152,366      $ 1,202,589
                                           ==========       ==========


Liabilities and Shareholder's Deficit

Current Liabilities
   Accounts Payable                           295,960          338,603
   Accrued Expenses                           111,915           13,494
   Notes Payable                                    -                -
   Accrued Compensation                        66,860           62,052
                                           ----------        ---------

Total Current Liabilities                     474,735          414,149
                                           ----------        ---------

Long Term Liabilities
   Convertible Notes Payable                  125,000                -
                                           ----------        ---------

Total Liabilities                             599,735          414,149
                                           ----------        ---------


Shareholder's  Equity
   Common Stock, .0001 par Value,
   100,000,000 shares authorized,
   26,878,412 shares issued and
   15,551,272 shares outstanding                1,555            1,495
   Additional Paid in Capital               1,930,899        1,719,074
   Deferred Compensation                      (85,085)        (116,367)
   Treasury Stock (11,327,140 at cost)       (193,750)        (193,750)
   Accumulated Deficit                     (1,100,988)        (622,012)

         Total Shareholder's  Equity          552,631          788,440
                                           ----------        ---------

Total Liabilities and Shareholder's
   Equity                                 $ 1,152,366      $ 1,202,589
                                           ==========        =========

         See accompanying notes to Consolidated Financial Statements

                               YouTicket.Com, Inc.
                      Consolidated Statements of Operations
               For the three months ended March 31, 2000 and 1999
                                   (Unaudited)

                                                March 31,          March 31,
                                                  2000               1999
                                               --------            --------

  Revenue                                    $   94,567           $  89,074

  Cost of Revenue                                85,245              49,878
                                               --------            --------

  Gross Profit                                    9,322              39,196
                                               --------            --------


  Selling, General and Administrative
    Expenses                                    445,096             90,919

  Amortization of Goodwill                       43,202                  -
                                               --------            -------

  Net Loss                                  $  (478,976)          $(51,723)
                                             ==========            =======







          See accompanying notes to Consolidated Financial Statements

                               YouTicket.Com, Inc.
                      Consolidated Statements of Cash Flows
               For the three months ended March 31, 2000 and 1999
                                   (Unaudited)

                                                    March 31,         March 31,
                                                      2000              1999
                                                  ----------         ---------

Cash flows form operating activities
  Net Loss                                        $ (478,976)        $ (51,723)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
  Stock Issued for Services                          211,885                -
  Depreciation and amortization                       44,023                -
  Deferred Compensation                               31,282                -
Changes in operating assets and liabilities
  Accounts Receivable                                 17,756             (850)
  Other Assets                                          (340)          (3,900)
  Accounts Payable                                   (42,643)          46,628
  Accrued Expenses                                    98,421                -
  Accrued Compensation                                 4,807                -
                                                 -----------        ----------

Net cash used in operating activites                (113,785)          (9,845)
                                                 -----------        ----------

Cash flow from investing activities
  Purchase of property and equipment                  (4,372)            (299)
                                                 -----------        ----------


Cash flows from financing activities
  Bank Overdraft                                           -           (3,094)
  Proceeds from Notes Payable                        125,000           25,000

  Net cash provided by financing activities          125,000           21,906
                                                 -----------        ----------

  Increase in Cash                                     6,843           11,762

  Cash, beginning of period                           18,360                -

  Cash, end of period                            $    25,203       $   11,762
                                                 ===========       ==========




        See accompanying notes to Consolidated Financial Statements

                               YOUTICKET.COM, INC.
                                   FORM 10-QSB

                              NOTES TO CONSOLIDATED

                              FINANCIAL STATEMENTS

                                 MARCH 31, 2000

1.   BASIS OF PRESENTATION:

     The Unaudited Consolidated Financial Statements included herein have been prepared by Registrant and include all normal and recurring adjustments which are, in the opinion of Management, necessary for a fair presentation, of the financial position at March 31,2000 And December 31, 1999.The results of operations and the statement of cash flows for the three months ended March 31, 2000 and March 31, 1999 pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements include the accounts of Youticket.com and any wholly-owned subsidiary. All material intercompany accounts and transactions have been eliminated. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made in these financial statements are adequate to make the information presented not misleading when read in conjunction with the financial statements and notes thereto included in the Company's latest audited financial statements which were included in the Form 10-SB filed with the SEC. Certain reclassifications of prior year amounts have been made to conform to current year presentations. The results of operations for the subject periods are not necessarily indicative of the results for the entire year.

2.   COMPANY

     The Company was organized May 9, 1996, under the laws of the State of Nevada, as BNE Associates, Inc. On June 30, 1999, the Company acquired Visitcom, Inc. ("Visitcom") and the Company changed its name to Youticket.com, Inc., (the "Company").

     The Company operates an Internet show and tour ticketing website, www.youticket.com, for the Las Vegas market. Through its wholly owned subsidiary Visitcom, the Company also provides show and tour ticketing services to the Venetian Hotel in conjunction with Ticketmaster who provides the Company with both systems and market support. In addition to selling tickets through its website and ticket outlets, Youticket.com also enables customers to purchase its products via its toll-free telephone numbers.

3.   LOSS PER SHARE

     Basic earnings per share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the basic shares outstanding and all dilutive securities, including stock options, but does not include the impact of potential common shares which would be antidilutive. These dilutive securities were anti-dilutive in 1999.

                                 Three months ended       Three months ended
                                     March 31, 2000         March 31, 1999
                                 -------------------------------------------
     Loss                               (478,976)               (51,723)

     Weighted number of common
     Shares outstanding               12,424,700            10,000,000

     Effect of diluted securities              -                     -

     Basis and diluted loss per share       (.03)                (.005)


     For the three months ended March 31, 2000 (no stock options or warrants granted in the first quarter of 1999), potential dilutive securities representing 1,712,500 outstanding stock options and warrants are not included in the earnings per share calculation since their effect would be antidilutive.

4.   STOCK ISSUANCE

     On January 24, 2000 we issued 500,000 shares of common stock to Stockbroker Relations of Colorado, Inc. in payment of services through that date. On February 7, 2000, we issued an additional 100,000 shares of common stock respectively, to Stockbroker Relations of Colorado, Inc in payment of services through that date. The aggregate value of the services, based on the stock price on the dates of issuance, was $ 256,250.

4.   CONTINGENCIES

     The Company is party to legal claims arising in the normal course of business. In the opinion of management, resolution of such matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

     Overview

          Because we continue to develop our website products and services, we are still in the earlier stages of development. Therefore, selected financial data would not be meaningful. Reference is made to the financial statements elsewhere in the document. Included in this document are the unaudited financial statements for the three months ended March 31, 2000 and 1999.

     Results of Operations

          Revenues increased by $ 5,493 up 6% (from $ 89,074 to $ 94,567) during the three-month period ended March 31, 2000, compared to the same period in 1999. Our revenues were primarily derived from the sale of show tickets and tour tickets, via our website. Increase in revenues was due to an increase in the sale of show tickets.

          The cost of revenue increased in the first quarter of 2000 by $ 35,367 up 71% (from $ 49,878 to $ 85,245). The cost of revenue primarily represents the costs of show and tour tickets and commissions to our alliances. The increase in the cost of revenue was attributable to higher cost of show and tour tickets, commissions, fees and in operating our website.

          Gross profit decreased in the first quarter of 2000 by $ 29,873 down 76% (from $ $39,196 to $ 9,322) during the three-month period ending March 31, 2000, compared to the same period in 1999. The decrease in margins was attributable to higher cost of show and tour tickets, commissions, fees and in operating our website.

          Selling, General and Administrative expenses increased by $ 354,178, during the three months ended March 31, 2000, compared to 1999. These expenses were principally the costs associated with, developing the website, salaries, rent, professional fees, investor relations, selling and marketing costs and general overhead. The increase is primarily due to increased cost of investor relations.

          Amortization of Goodwill was $ 43,202. Net purchase price of Visitcom was $ 750,000. The cost in excess of the fair market value of the net assets acquired was $ 1,204,623, which is being amortized on a straight-line basis over seven years.

          Net Losses for the first quarter of 2000 were $ 478,976 as compared to $51,723 in the same period for 1999. This increase in net loss of $ 427,253 was attributable to the costs of operations and cost of revenues exceeding revenues. Operational expenses are expected to continue as we seek to develop and expand the business.

     Liquidity and Capital Requirements.

          The working capital of YouTicket.com at March 31, 2000 was a deficit of $ 413,768. We will require additional capital financing to continue to develop our business. Capital funds are required for operating losses and to further our web site development, marketing, and strategic alliances and acquisitions. We have determined that the funds needed for full implementation of our current business plan will be substantial. If we are unable to raise capital or increase our revenues, we will have to curtail aspects of our business plan and operations or cease our operations altogether. We are reviewing our immediate capital requirements and consulting with investment banking professionals with a view towards raising additional equity capital. We have no specific plans or agreements for capital raising at this time.

          Long-term liabilities of the company increased by $ 125,000, due to a convertible note payable issued by the company to ZDG Investments, a stockholder of the company. This note bears interest at an annual rate of 10% and is payable December 16, 2001.

     Forward-Looking Statements

          When used in this Form 10-QSB and in future filings by Youticket.com with the Securities and Exchange Commission, words or phrases "will likely result", "management expects", "will continue", "is anticipated", "plans", "believes", "estimates", "seeks", variation of such words and similar expressions are intended to identify such forward-looking statements within the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date described below. Actual results may differ materially from historical earnings and those presently anticipated of projected. Youticket.com has no obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

Reports on Form 8-K: None

Exhibit No.       Exhibit
-----------       --------

  (27.1)          Financial Data Schedule

                                   Signatures

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             YOUTICKET.COM, INC,

                                                /s/ Leanna Sidhu
Date:  May 17, 2000                          By:_______________________
                                                Leanna Sidhu
                                                President

                                                /s/ Maria Burkholder
Date:   May 17, 2000                          By:_______________________
                                                 Maria Burkholder
                                                 Principal Accounting Officer