Form 10KSB40
period 1999-12-31
YOUTICKET COM INC
filed 2000-06-21
CIK 1100080

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the fiscal year ended      December 31, 1999
                          ---------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from __________________  to ____________________

Commission file number   0-28733
                       ---------

                               youticket.com inc.
                     --------------------------------------
                 (Name of Small Business Issuer in Its Charter)

              Nevada                                      88-0430607
--------------------------------------       ----------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

4420 S. Arville, Suites 13 & 14
Las Vagas, Nevada                                            89103
---------------------------------------              -----------------------
(Address of Principal Executive Offices)                   (Zip Code)

Issuer's telephone number:   (702) 876-8200
                            ---------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value $.0001 per share

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |_|        No  X

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year: $189,243

     At March 31, 2000, the aggregate market value of the common stock held by non-affiliates of the issuer was $6,828,047.

     At March 31, 2000, 16,051,272 shares of issuer's Common Stock were outstanding.

     Transitional Small Business Disclosure Format (check one) Yes ___ No ___

     Documents incorporated by reference: None

                               YOUTICKET.COM INC.

                         1999 FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS

SECTION                                                                PAGE NO.
----------                                                             --------
PART I

  Item 1.    Description of Business.......................................3
  Item 2.    Description of Properties....................................12
  Item 3.    Legal Proceedings............................................13
  Item 4.    Submission of Matters to a Vote of Security Holders..........13

PART II

  Item 5.    Market For Common Equity and Related Stockholder Matters.....13
  Item 6.    Management's Discussion and Analysis of Financial Condition
                 and Results of Operations................................16
  Item 7.    Financial Statements.........................................19
  Item 8.    Changes in and Disagreements With Accountants on Accounting
                 and Financial Disclosure.................................20

PART III

  Item 9.    Directors and Executive Officers of The Registrant...........21
  Item 10.   Executive Compensation.......................................22
  Item 11.   Security Ownership of Certain Beneficial Owners and
                 Management...............................................24
  Item 12.   Certain Relationships and Related Transactions...............26
  Item 13.   Exhibits and Reports on Form 8-K.............................26

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Introduction

     We operate an entertainment ticketing and reservation service for the Las Vegas, Nevada market. Our services are offered primarily through our website, www.youticket.com which was relaunched in late October 1999. We provide show and tour ticketing and reservation services in conjunction with Ticketmaster National Reservation Bureau, Inc., and Golf Reservations of Nevada, Inc. which provides us with both systems and market support. In addition to selling tickets on the Internet and by means of ticket outlets, youticket.com also enables customers to purchase its products via its toll-free telephone numbers, 1-877-YOU-TIXS,1-877-YOU-TKTS and 1-877-BIG-TIXS. By one means or another, customers are able to purchase show and tour tickets and make reservations 365 days a year, 7 days a week and 24 hours a day.

     youticket.com seeks to be the premier Internet site for entertainment ticketing and reservations for the business and leisure visitor to and residents of Las Vegas.

Corporate Background

     youticket.com inc. was incorporated on May 9, 1996 under the name BNE Associates Inc. The corporate name was changed in 1998 to Occidental Rand Corporation and again in September 1999 to the current name. youticket.com had no business operations until the purchase of Visitcom, Inc. on June 30, 1999.

     Visitcom, our wholly owned subsidiary, was founded in 1996 under the laws of the State of Nevada. Visitcom entered the ticketing business in 1997 as a wholesaler of Las Vegas show tickets. Visitcom bought tickets or received block allocations from the different Las Vegas showrooms and resold these tickets to visitors to Las Vegas. Visitcom initially reached its consumer base by advertising in the local Las Vegas visitor publications.

     In early 1998, Visitcom quickly expanded its business operations. It opened ticketing booths at the Alamo Car Rental outlet at McCarran Airport and at the Union Plaza hotel. It created and began publishing High Roller Magazine, a Las Vegas entertainment guide. It developed and launched one of the first websites offering Las Vegas show tickets, www.bigticket.com. In mid-1998, Visitcom had expanded its product offerings to include hotel room reservations and telemarketing sales, and it had entered into a contract with Ticketmaster to use and market Ticketmaster ticketing systems.

     In early 1999, Visitcom faced liquidity issues from its rapid expansion and was forced to restructure its operations. The result of the restructuring was to discontinue High Roller Magazine, hotel room reservations services, telemarketing sales programs and advertising in the local Las Vegas tourist publications. Visitcom was then sold to Youticket.com inc. on June 30, 1999.

Early Stage Company

     Because the business operations of Visitcom were severely curtailed during 1999 prior to it being sold to us, youticket.com currently is still in the early stages of re-building its business. As such, it is subject to all the risks of a developmental company, including the requirement of significant amounts of capital to fund operations, the need to establish business relationships and to expand its product and service offerings, and the need to develop and increase its customer base. Because of its early stage, youticket.com has had significant losses and insufficient revenues to fund operations. It is expected that losses will continue.

Current Products and  Services

     Building on the core business of Visitcom, youticket.com offers an increasing range of ticketing and reservation services for entertainment, tours and travel for the Las Vegas and the surrounding market areas. Below are listed some of the principal ticketing and reservation services:

     I. Stage and Nightclub Shows - youticket.com offers ticketing and reservations to approximately 33 stage shows, nightclub acts and magic acts in Las Vegas, including the long running performances of American Superstars, An Evening at La Cage, Comedy Magic, Crazy Girls, Follies Bergere, Hipnosis, Headliners, Houdini, Radio City Rockettes, and the Star Trek Experience.

     1. City, Shopping and National Park Tours - Las Vegas City, Laughlin, Primm Outlets, Bryce National Park, Canyon National Park, Death Valley, Grand Canyon, Hoover Dam, Lake Mead, Monument Valley, Red Rock Canyon, Valley of Fire and Zion National Park.

     2. Adventure Packages - Colorado River white water rafting, Hummer vehicle off-road adventures, Lake Mead jet ski adventures and Western ranch excursions.

     3. Golf Course Tee Reservations - youticket.com offers golf tee reservations at 19 of the Las Vegas local and surrounding golf courses, including Paiute Resort, Angel Park, Wild Horse, Legacy and Royal Links.

     4. Travel Reservations - youticket.com offers room reservations at 26 hotels, including the major properties such as Venetian Hotel and Casino, Tropicana Hotel, Luxor Hotel and Casino, Sahara Hotel and Caesar's Palace and Thrifty car rentals in the Las Vegas market.

     For youticket.com to be successful, we will have to continue to expand its offerings within each of the above categories, and expand the categories to become a full service ticketing and reservation service in the Las Vegas market. To do this, we will have to develop business alliances with a full range of shows, nightclubs, magic acts, theaters, sports events, tours, adventure packages, golf courses, hotels, restaurants, car rentals and other services that the tourist and local resident seeks.

Market Opportunity

Las Vegas and Other Markets

     Las Vegas is one of the largest tourism markets in the world. According to the Las Vegas Convention and Visitors Bureau, the Las Vegas area received 30 million visitors in 1998, who spent close to $24 billion on entertainment. The average Las Vegas visitor spends 3.7 nights within the city, and 48% of these visitors will see at least one show. In addition, many Las Vegas visitors will also take one of the many scenic tours to nearby locations such as the Grand Canyon, Hoover Dam and the other nearby national parks.

     We believe there are comparable tourism markets in other parts of North America. These include, San Francisco, New Orleans, Orlando, Honolulu, various casino markets such as Atlantic City, and vacation resorts such as Virginia Beach and Branson. We believe that there is a market opportunity in these and other markets for a comprehensive Internet based reservation and ticketing service that offers both exciting content, in the form of online guides, reviews, listings and other editorial content and providing visitors with the ability to make a series of online transactions to satisfy or enhance their vacation needs.

E-Commerce Growth

     Although we offer conventional telephone reservation and ticketing, we see our greatest prospects for growth is via the Internet. As the Internet population continues to grow, we see this as opening e-commerce opportunities to sell an ever increasing range of products and services to visitors to not only Las Vegas, but to many other resort destinations across North America.

     As a result of the increasing popularity of the Internet with consumers and businesses alike, e- commerce is undergoing significant growth. This growth is due to several factors:

     o A large and growing installed base of personal computers in people's homes.

     o The improving performance of personal computers in the workplace and the home.

     o The transformation of data transmission networks from those in common use today that support simple transmissions of text and static images to those that will support two-way interactive transmissions, multimedia messaging and retrieval services.

     o    Free and easy access to the Internet.

     o Global, mass acceptance of the Internet as a communications and commercial medium.

     o Increasing acceptance of the Internet as a secure environment for conducting transactions.

     International Data Corporation, a market research firm, estimates that the number of Internet users worldwide exceeded 159.0 million at the end of 1998 and anticipates this number will grow to over 510.0 million by the end of 2003. International Data Corporation also estimates that worldwide e- commerce will increase from approximately $50.0 billion in 1998 to approximately $1.3 trillion by 2003.

     E-commerce presents several advantages over traditional commerce by bringing together traditionally fragmented, inefficient suppliers and distribution channels, facilitating more efficient pricing models by better matching buyers and sellers and empowering consumers by providing them with better information, resulting in more informed purchasing decisions.

     The travel industry has taken particular advantage of the Internet's growth. Travelers in the United States spent more than $470 billion on travel and tourism in 1996, according to the Travel Industry Association of America. According to a recent study by Forrester Research, Inc., about 5 million U.S. households booked trips online in 1998. Forrester Research predicts that number will grow to 9 million in 1999 and 26 million--or one-fourth of all U.S. households--by 2003. The study also projects that U.S. households will spend approximately $7.8 billion booking trips online in 1999, and $29.4 billion by 2003.

     Airlines, hotels and travel services advertise to reach the growing number of people who use the Internet to make their travel plans. According to Competitive Media Reporting, in 1995 the travel industry purchased over $2.3 billion in advertising through traditional vehicles such as broadcast and cable television, radio, print and outdoor media to reach and influence customers. It is expected that Internet related advertising will share an increasing portion of the advertising budget.

     Entertainment ticketing is also large and growing. The Internet has emerged as a powerful medium for aggregating and disseminating event information, selling tickets and related products, and marketing and promoting events. According to Forrester Research, a market research firm, online ticketing sales to marquee events, regular performances and sporting events are expected to grow from $115.0 million in 1998 to an estimated $2.6 billion in 2003. The Internet creates advantages and conveniences for consumers and entertainment organizations alike. Consumers' want a single web site where they can find information about a wide range of events and conveniently buy tickets to those events.

Business Strategy

General

     Our initial objective is to develop a comprehensive, entertainment ticketing and reservation service for visitors and residents in the greater Las Vegas market. Currently, we focus on the tourist and business consumer, offering these services for a number of shows, magic acts and nightclubs, tours, hotels, car rental company and golf courses. We are seeking to further expand within each of these categories to become a more comprehensive source of ticketing and reservation source. In addition, we seek to expand our categories of service. We anticipate future categories will include airlines, movies, sports venues, restaurants and wedding planning. As the depth and breath of offerings increases, we believe the customer base will expand among, and we will seek, the national and international tourist and business traveler, travel service professional and local resident.

     The longer term objective of youticket.com is to take the model that is developed in the Las Vegas market and apply it to other tourist markets in North America. Potential target markets for expansion include key tourist and convention markets such as Anaheim, Orlando, Honolulu, New Orleans, San Francisco, and San Diego, casino markets such as Atlantic City, Reno, Laughlin, and Biloxi, and vacation resort destinations such as Branson, Myrtle Beach, Virginia Beach, and Niagara Falls.

     Our ability to expand is dependant, in part, on our ability to identify those entertainments and properties that consumers desire. Primarily we track the inquiries of our website users and review other individual and comprehensive website offerings, but we also engage in conventional research including the review of competing or similar services, occupancy rates, travel reviews and statistical studies. Once a particular category, entertainment or property is identified, we seek the best available partners by researching on the Internet and using conventional sources such as business directories. Once we have identified likely business affiliates, we establish contact with the business development departments and when possible negotiate and establish a business relationship or alliance. For example, we have business relationships with Ticketmaster for shows, National Reservation Bureau for hotels and Golf Reservations of Nevada, Inc. for golf tee times and Thrifty car rentals.

     The ability of youticket.com to develop its business model and expand will depend on many factors. We will have to efficiently identify product offerings, and then establish the business relationships that will permit youticket.com to offer the ticketing or reservation services. There can be no assurance that we will be able to establish the business relationships it needs to enhance or expand its product offerings. We will have to sustain our operations during the growth period which will require additional capital investment. We will have to continue to develop and refine our Internet presence and expand our content and marketing. Once our business model is validated in the Las Vegas market, we will have to apply it to additional markets. There can be no assurance that the model that works for Las Vegas will be successfully applied to other markets.

Internet Focus

     Our business plan calls for an e-commerce orientation and the use of our current and future websites. We plan to offer:

     o    An easy to use, fast and efficient web site.

     o A one-stop site with a wide selection of entertainments, properties and services that gives the consumer everything they need and want for a planned vacation or entertainment experience.

     o Guides, reviews, listings and incisive editorial content that have a savvy, young person's perspective to help people make smart decisions about their entertainment and travel plans.

     o The opportunity to comparison-shop across a broad spectrum of offerings in several product and service categories.

     o The ability to instantly complete safe and cost effective e-commerce transactions.

Building Strategic Relationships

     We currently have strategic relationships with Ticketmaster, National Reservation Bureau, Inc., Golf Reservation of Nevada, leading hotels and casinos in Las Vegas, and Thrifty Car Rental. The relationships with Ticketmaster, National Reservation Bureau, Golf Reservations and the Venetian Casino Resort are pursuant to written agreements. These relationships are designed to build product offerings and provide reliable ticketing systems. We will build on our existing alliances, form new partnerships and acquire companies that target visitors to resort destinations.

     Another way by which we may expand is to acquire specific assets that complement our current business or expand our offerings. Target acquisitions may include web sites in resort destinations, online and offline tour guides and travel service companies. Ultimately, we plan to build the youticket.com brand name through expansion into new markets and the acquisition of customer databases, products and content. Acquisitions and additional market expansion will require additional capital. We have no current sources for the level of financing that is anticipated to be required to implement all of our business strategy. Moreover, currently our independent accountants have qualified their report on our business as a going concern.

     By targeting specified markets, and by focusing on the needs of vacationers and conventioneers, we believe we can create a substantial market niche for youticket.com without focused competition from the many reservation and ticketing web sites such as Ticketmaster Online and Tickets.com that tend to target larger urban metropolitan areas. We believe that we will benefit from a first-mover advantage in the resort areas which we are targeting.

Ticketmaster - Las Vegas

     In May, 1998, our subsidiary Visitcom entered into a hardware and software rental agreement with Ticketmaster - Las Vegas. Under this agreement Visitcom, Inc. retained and authorized Ticketmaster to act as their exclusive hardware and software supplier for programming and storage of accounts with respect to tickets for the attractions on the automated computerized ticketing system developed by Ticketmaster utilizing telephones and ticket outlets with terminals and ticket print-out capabilities linked to Ticketmaster's central computer facility. The term of this agreement is for three years with an automatic renewal for a successive two years unless either party notifies the other not less than 90 days and no more than 120 days prior to the expiration of the initial term.

The Venetian Casino Resort

     In March, 1999, our subsidiary Visitcom entered into an agreement with the Venetian Casino Resort to provide a leased ticketing system and training and maintenance for a set fee per ticket sold. The contract expires in April, 2001 with a thirty-day cancellation provision by either party.

National Reservation Bureau

     In November 1999, youticket.com entered into an agreement with National Reservation Bureau, Inc. to create and carry electronic advertisements for hotels represented by National Reservation Bureau. The agreement extends to December 31, 2000; however it is terminable on thirty days notice. youticket.com is paid a commission on each reservation made as a result of the youticket.com website.

Golf Reservations of Nevada

     In November 1999, youticket.com entered into an agreement with Golf Reservations of Nevada, Inc. to create and carry electronic advertisements for golf courses represented by Golf Reservations of Nevada. The agreement terminates December 31, 2000; however it is terminable on thirty days notice. youticket.com is paid a set fee for each player that reserves as a result of its website advertising.

Sales and Marketing Strategy

     In the near term our principal marketing goal is to expand our product offerings in the Las Vegas market and increase our customer base. We plan to increase the number of entertainment venues, tours, hotel properties and travel providers for which we offer reservation and ticketing services and add other business categories, including restaurants, movies, sports venues and wedding services. We principally will target business and vacation visitors who access the Internet seeking entertainment and travel options during their visits to Las Vegas, but we expect that our consumers will include the travel professional and local resident as we become better known and become more comprehensive in our offerings.

     We will use direct marketing, cross marketing and traditional marketing to attract a loyal customer base. By gaining the trust of our consumers, we will develop a highly targeted, brand-loyal audience who will serve as the base for growth. We also intend to use "opt-in" e-mail strategies to develop affiliate programs that will encourage visitors to use our web site. Opt-in e-mail is a service that permits the website visitor to enter their e-mail address so that they may receive e-mail information in the future about special deals, discounts on products and services, and news, reviews, and tips for getting about in Las Vegas and other resort destinations. Registered members will be rewarded with a variety of promotions and prizes such as the opportunity to win free vacations, cash prizes, or products such as a new set of golf clubs. Loyal members who have made purchases on youticket.com may receive gift certificates, coupons and discounts.

     Members may also be rewarded for telling people about our web site and services. For example, a member will be rewarded with promotions or prizes for telling people about us or a particular product or service. Through the development of a loyal customer base, we will create an opportunity for advertisers to reach a highly targeted audience who frequent resort destinations. National advertisers such as airlines, national restaurant chains, hotels and car rental companies will get an opportunity to target visitors to numerous popular resort destinations. Local advertisers will get the opportunity to advertise to people visiting their specific community. Local restaurants, retailers, golf courses and the large base of companies that form the foundation for a resort destination's local economy will find an excellent opportunity with us.

     To extend our reach, we will use cross-marketing strategies with other ticket and travel agents and distributors to drive web traffic. The goal is to use our existing as well as other agents' physical ticketing locations as web site marketing vehicles. We will target these cross-marketing campaigns with special incentives. For example, any visitor to our ticket locations who is a web site member will get a discount on their purchase and vice-versa.

     In addition we will also form alliances and partnerships with web sites, media publications, hotels and casinos, restaurants, tour companies and travel agencies.

Web Site Overview

     Consumers who plan their trips online often have to visit numerous sites before making their purchases. The process often takes a considerable amount of time. People must wait for web sites to download and then register to reach the information they need. In this long search, users will find dozens of web sites that offer products and services for their trip. But few, if any, provide a full service for everything a resort destination offers. We intend to connect our web site visitors to powerful e-commerce servers that track an interconnected network of web sites providing a one-stop shop for all travel needs to a particular destination. We believe our service will satisfy a growing need among Internet users for effective and efficient one-stop online shopping.

     Although our revenues currently come from service charges on the sales of tickets or reservations, in the future we plan to provide advertisers with a web site that gives them the opportunity to reach a wide range of tourists who we expect will spend considerable time making their purchases. By holding this traffic, we will provide advertisers an opportunity to efficiently target visitors who travel to particular destinations. We plan to offer advertisers the opportunity to place banner ads, messages or e- mail links throughout the site or in specific product and service categories. For example, a golf course company may advertise on the home page, in the golf section or the lodging category. So when a consumer reserves a hotel room, they will also be prompted to make a tee-time reservation. Once they make the tee time reservation, the consumer may also be exposed to a banner ad for a golf store.

     A key feature of the Company's web site will be its proprietary e-commerce engine that will be designed to drive revenues by:

     o Directing visitors to daily specials that may include ticket discounts, bargain airfares and more.

     o Leading visitors to buy hotel rooms, reserve golf tee times and other products and services that enhance their existing itinerary.

     o Holding traffic on the web site to create opportunities for generating advertising revenues from sponsors who want to reach a targeted demographic.

     o Directing visitors to other youticket.com destinations where they may be traveling as part of a vacation tour.

     o Capturing demographic information for affiliate programs and promotions that will include discounts, coupons and prizes. Demographic information will be processed and managed for sales back to potential resort destination visitors and carefully screened third-party customers.

     We believe that the travel industry is undergoing significant change. In the past, the travel agent was the single most important source of information and ticketing for the travel consumer and source of business for the travel providers. More recently the trend has been to limit the role of the travel agent. Airlines are encouraging direct sales to consumers and cutting their commissions to the travel agent, forcing traditional travel companies to reduce services to customers. Pricing models are increasingly complex and time sensitive. Prices change on a continual basis, making it a challenge to provide customers with accurate price quotes. In the meantime, customers expect more from their travel companies. They demand a high level of service and fast, accurate prices on travel services.

     We plan to take full advantage of the Internet's capabilities to solve many of these issues. Website visitors will have the ability to research up-to-the-minute information on availability of flights, rooms, shows, entertainment, golf tee-times, and tours. Consumers will feel empowered to obtain the best prices and design the best vacation package that meets their personal requirements, without the expense of using a traditional vacation company. Also, as web technology improves, the ability to compare such items as rooms and shows will be enhanced through the use of multimedia features such as full-motion video footage that will provide the consumer with a real life glimpse of what they are purchasing prior to their actual financial commitment. The Internet's architecture also enables full automation of processes that travel agents must often perform manually. This means more efficient systems and less chance of operation losses.

     In order to attract a larger audience to our web sites, we believe that it needs to offer not only e-commerce opportunities, but also interesting and entertaining editorial content, reviews, ratings, and detailed narrative descriptions of its offerings. To establish an editorial base, we plan to form joint ventures with owners of relevant content such as local visitor magazines. By this means, we would reproduce on our website the articles appearing in print media. Alternatively, we may seek to acquire or make strategic investments in print media sources in order to have access to their content. Access to content or acquisitions will require a significant investment. Therefore, unless youticket.com is able to raise substantial amounts of capital, it does not anticipate that it will be able to expand its website content in the near future.

     Through enhanced product selection, we expect that our visitor base will grow significantly and will serve as the foundation for cross marketing and direct marketing strategies. We will offer an increased number of shows and concerts, tours and excursions, reservations for restaurants and golf tee-times, recreation activities, accommodations at hotels, motels and other establishments, and travel services.

     Our web site currently generates revenues from sales of stage show, magic show and nightclub tickets, tours and adventure packages, hotels reservations and golf tee time reservations. We will begin to offer rental car reservations through Thrifty Car Rental during the second quarter of fiscal year 2000. We also plan to add airline travel, weddings and restaurant reservations during the third and fourth quarters of fiscal year 2000, however, there can be no assurance that we will meet this schedule. We are currently researching potential providers and are beginning to contact them to see if they wish to be represented on our website. In the future we intend to generate additional revenues by selling advertising

     Since our redesign and relaunch of the youticket.com website in late October 1999, we have seen an increase in "hits" from approximately 60,000 per week to 200,000 per week. More significantly visitors to the website who navigate through the product offerings, make inquiries or purchase tickets or make reservations have increased in the time period of October 1999 to February 2000 by over 200% to approximately 10,000 web-visits per week. We believe much of the growth is due to the introduction of hotel and golf tee links and the additional listings and awareness of the website on Internet search engines.

     All of the web sales are processed through DX Cart, a popular shopping cart and authorized secure online credit card transaction processor. The website can accept and process sale transactions 24 hours a day, 7 days a week with online credit card confirmation.

     In order to effectively compete with traditional retailers and other web sites, as well as to overcome any hesitancy potential customers may have in purchasing services over the Internet, we are planning to implement a customer satisfaction program. Currently, we frequently deliver tickets ordered through our website to our customers at their hotels. We believe that most e-commerce companies do not provide users with real customer service. We intend to differentiate our web site from other business web sites by providing live, attentive customer service. We plan to implement a customer satisfaction system which will manage customer service issues 24 hours a day, seven days a week, both in person and online. We will incur substantial ongoing costs in connection with the operation of this system, including fees payable to companies to which we out-source parts of our customer satisfaction program.

Research and Development

     We re-launched our website in late October 1999 and only then began to spend monies on website development. In 1999 we spent approximately $29,000 on the development of our website. In November 1999, we entered into a consulting agreement with Reservision, Inc. for the continued development of our website. Reservision is a national interactive media development and marketing firm, with a focus on developing marketing companies and e-commerce solutions and website development. Reservision will provide approximately 40 hours per month for development and support as required by us to maintain and improve the website. The work that may be performed by Reservision will belong to us, and they agree to assign their proprietary rights, if any, to us. We will pay Reservision $42,000 per year for their services during the term and reimburse Reservision for their pre-approved expenses. The agreement with Reservision may be terminated at any time on 10 days written notice and it expires November 21, 2000. As additional consideration for the services, we issued Reservision a warrant to purchase up to 300,000 shares of common stock at our exercise price of $.25 per share. The warrant is vested and freely exercisable, provided that Reservision forfeits the right to purchase 25,000 shares for each month it does not provide services to us under the consulting agreement. At this time, warrants to purchase 100,000 shares of common stock will not be subject to the forfeiture clause. The warrant is exercisable until November 21, 2003.

Proprietary Rights

     We regard the protection of our intellectual property, including our URLs "youticket.com" and "bigticket.com" as critical to our business. We also rely on the proprietary technology of third parties, including TicketMaster, Authorize Net and DXCart. Unauthorized use of the intellectual property used in our business by third parties may damage our brand and our reputation. We rely on intellectual property laws and confidentiality and license agreements with key employees, customers and others to protect our intellectual property rights. Because of the complexity and growing importance of intellectual property rights, there can be no assurance that we will be able to protect our proprietary rights on a global basis. Moreover, the expense of enforcing our rights may limit or prohibit us from effective protection.

     Internet and on-line activities are increasingly becoming the subject of patent applications and patent grants. Recently Amazon.com was granted a patent in connection with aspects of the linking function from one site to another for cross selling purposes. Our website has cross selling and linking functions, some or all of which may be covered by this recent patent. To the extent youticket.com engages in any activity that is found to be the proprietary right of another, it may have to cease it or obtain a license. No assurance can be give that we will be able to continue business as we currently conduct it in this changing environment.

Government Regulation; Future Business Operations Risk

     Currently, our business operations is not directly regulated by governmental entities. It is possible that as the Internet develops, there will be greater oversight or the introduction of direct regulation of the Internet and transactions conducted on it. To the extent that there is oversight and regulation, our business may be adversely impacted. We may encounter additional direct costs in our operations such as various taxes or telecommunication charges or increased compliance expense. The laws governing Internet transactions remain largely unsettled, even in the areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel, consumer protection and taxation apply to the Internet.

     For example, although not yet enacted, Congress is considering laws regarding Internet taxation. In addition, various jurisdictions already have enacted laws that are not specifically directed to electronic commerce but that could affect our business. The applicability of many of these laws to the Internet is uncertain and could expose us to substantial liability.

     The growth of the Internet and electronic commerce, coupled with publicity regarding Internet fraud, may lead to the enactment of more stringent consumer protection laws. These laws may impose additional burdens on our business.

     Several telecommunications carriers are seeking to have telecommunications over the Internet regulated by the Federal Communications Commission in the same manner as other telecommunications services. Additionally, local telephone carriers have petitioned the Federal Communications Commission to regulate Internet service providers and online service providers in a manner similar to long distance telephone carriers and to impose access fees on these providers. If either of these petitions are granted, the costs of communicating on the Internet could increase substantially. This, in turn, could slow the growth of use of the Internet. Any legislation or regulation could materially adversely affect our business.

Competition

     Our business is highly competitive. We compete with entertainment organizations that handle their own ticket sales and distribution and reservations through both traditional and on-line medium. These competitors include international, national and local ticketing and reservation services. Our primary competitor in Las Vegas is Allstate Ticketing which operates multiple ticketing outlets and a web site focused on show tickets. On a national level, Ticketmaster Online-CitySearch has an exclusive license to all of the online ticketing for Ticketmaster Corporation. Another competitor is Tickets.Com. We also compete with the internal reservation services of hotel chains, airlines with their internal referrals and car rental companies. We also compete with travel agencies, although we expect that some travel agents may use our services. Our competitors vary in size and in the scope and breadth of the services they offer, and the manner in which they offer their services.

E-commerce

     The markets for reservation and ticketing services offered through traditional channels and Internet channels are intensely competitive. We expect competition to increase, especially in the e-commerce medium.

     There are few barriers to the e-commerce market. The rapid growth of the Internet in general, and online e-commerce activity specifically, has attracted the attention of numerous companies. Competitors may enter into exclusive distribution arrangements with our theaters, hotels, tour companies and transportation companies which might deny us access to various products. Increased competition also could result in pricing pressures, increased marketing expenditures and loss of market shares. Others may be operating similar types of comprehensive services to our company in markets that we intend to enter that could present a formidable barrier to entry.

Employees

     We currently have four full-time employees, of which three are senior executives in the positions of president, controller, and sales manager and one part-time employee.

ITEM 2. DESCRIPTION OF PROPERTIES.

     Our executive offices are located at 4420 S. Arville, Suites 13 & 14 in Las Vegas, Nevada and our telephone number is (702) 876-8200. We rent this space under a lease that expires in April 2000. Thereafter we will occupy the space on a month to month basis. The lease requires us to pay $1,199 per month during the term. We believe that the current office and our other facilities are adequate to meet our needs into the near future.

ITEM 3. LEGAL PROCEEDINGS.

Internal Revenue Service

     The Internal Revenue Service brought an administrative claim in September 1999 against Visitcom for unpaid payroll taxes from June 1996 through June 1999 in the amount of $66,856.84. We have entered into a settlement agreement with the IRS for the satisfaction of this tax liability. Under the settlement, we paid $10,000 and will pay $5,000 per month until the payroll tax liability and penalties are satisfied. The IRS will forego all collection efforts against us so long as we are current in our payments under the settlement.

Steve Notario/RSVP Ticketing Contract Dispute

     On July 23, 1999, Mr. Steven Notario notified Visitcom that he was owed $32,257.62 as of July 31, 1999 derived from our RSVP Ticketing operations. Mr. Notario alleges that he was employed to establish the RSVP Ticketing division for the purpose of selling high-end show tickets in Las Vegas for a split of the profits from all tickets sold. We believe that the amount of profit from this business was substantially less than the asserted amount due to the number of returned tickets and credit card charge backs. We intend to vigorously defend any litigation that may result from this dispute.

Get Ranked Payable

     Get Ranked, an Internet search engine placement provider, has notified Visitcom that it is owed $13,013.34 and will discontinue services and pursue collection remedies unless arrangements are made to satisfy their outstanding invoice. We are reviewing the contract to verify the amount of this invoice and the productivity of their services.

New Century Productions

     Visitcom sub-leases a ticket booth from New Century Productions at the Union Plaza in Las Vegas. On or about October 1, 1999, New Century served Visitcom with a five day notice to pay back rent or in the alternative to quit. The amount of back rent claimed is approximately $20,000. We have quit the location.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

     Our common stock is traded on the OTC Bulletin Board under the symbol UTIX. Our common stock is only traded on a limited or sporadic basis and this should not be deemed to constitute an established public trading market. There is no assurance that the common stock will be actively traded in the future. Therefore, there can be no assurance that there will be liquidity in the common stock.

     Below is a table indicating the range of high and low bid information for the common stock for each full quarterly period within the two most recent fiscal years and for the first three quarters of 1999, the only quarters during which the common stock has been publicly traded. This information was obtained from Reuters, PLC. The information reflects inter-dealer prices, without retail, markup, markdown or commission and may not represent actual transactions.

     Quarterly Period                    High                     Low
     ----------------                   -----                     ---

     Fiscal Year 1999

         Jan. 1 - Mar. 31                 2.00                    .375
         Apr. 1 - Jun. 30                 1.125                   .19
         Jul. 1 - Sep. 30                 1.00                    .281
         Oct. 1 - Dec. 31                  .43                    .21

     Fscal Year 2000

         Jan. 1 - March 31                 .45                    .06


Holders

     As of March 31, 2000, there were 40 holders of record of the common stock.

Dividend Policy

     We have never declared or paid cash dividends on the common stock and anticipate that all future earnings will be retained for working capital and business expansion. The payment of any future dividends will be at the sole discretion of the board of directors and will depend upon, among other things, future earnings, capital requirements, our financial condition and general business conditions. Therefore, there can be no assurance that any dividends on the common stock will be paid in the future.

Recent Sales of Unregistered Securities

     On May 9, 1996 we issued 25,000 as our organizational shares to our founding shareholders. On November 19, 1998, these were split on the basis of 100 for 1 share.

     1. On May 5, 1999 we issued 672,860 shares to a director of the company for $16,822 of cash proceeds. The exemption claimed from registration under the Securities Act of 1933 was pursuant to Rule 504 of Regulation D.

     2. On June 30, 1999, we issued promissory notes to three shareholders, DYDX Consulting, David Roff and Al Landau, in the aggregate amount of $100,000. These notes were issued pursuant to Section 4(2) of the Securities Act of 1933. These notes were converted into common stock on November 19, 1999 (see below). Each of these persons is a foreign person who is a sophisticated investor and would qualify under Regulation D as an "accredited investor." The offer was not made by means of a public solicitation.

     3. On July 2, 1999, we issued 14,327,140 shares of common stock pursuant to an Agreement and Plan of Reorganization. Under this agreement, we acquired Visitcom, Inc. as a wholly- owned subsidiary. We issued the shares to one person pursuant to Section 4(2) of the Securities Act of 1933. The person receiving the shares was knowledgeable about the company as the prior owner and had a demonstrated level of investment sophistication. By reason of the ownership of Visitcom the person was worth in excess of $1,000,000. Subsequent to the share issuance, the number of shares we had issued in the transaction was reduced to 3,000,000 to adjust the aggregate consideration paid for visitcom as a result of certain misrepresentations and failure of the warranties made by Visitcom, Inc. and its owners in the purchase agreement. The 11,327,140 shares previously issued were returned to the capital of the company and are being held as treasury shares.

     4. On September 3, 1999, we issued promissory notes to two shareholders, ZDG Holdings, Inc. and David Roff, in the aggregate amount of $193,750. These notes were issued pursuant to Section 4(2) of the Securities Act of 1933. These notes were converted into common stock on November 19, 1999 (see below). Each of these persons is a shareholder of youticket.com and is a foreign person who is a sophisticated investor and would qualify under Regulation D as an "accredited investor." The offer was not made by means of a public solicitation.

     5. On September 14, 1999, we issued 380,000 shares of common stock as consideration for settlement of outstanding debt of $204,000. We issued the shares to one person pursuant to Section 4(2) of the Securities Act of 1933. The person receiving the shares was knowledgeable about the company and had a demonstrated level of investment sophistication. The offer was not made by means of a public solicitation.

     6. On November 19, 1999, we issued 300,000 shares of common stock to four investors for an aggregate of $150,000, pursuant to individual subscription agreements. We issued the shares pursuant to Section 4(2) of the Securities Act of 1933. Each of these persons were foreign persons who are sophisticated investors and would qualify under Regulation D as "accredited investors." The offer was not made by means of a public solicitation.

     7. On November 19, 1999, we issued 598,412 shares of common stock for the conversion of an aggregate of $299,206 of debt and accrued interest due to two individuals and a limited liability company (See paragraph three and five above). We issued the shares pursuant to Section 4(2) of the Securities Act of 1933. The persons receiving the shares were knowledgeable about the company, had a demonstrated level of investment sophistication, and would qualify under Regulation D as an "accredited investor." The offer was not made by means of a public solicitation.

     8. On December 17, 1999, we issued a convertible promissory note in the amount of $125,000 convertible into shares of common stock, to a corporation that is a shareholder of the company. The principal and interest are convertible at a rate equal to the greater of 60% of the average closing bid price of a share of common stock for the five days ending two days prior to the conversion or $.005. The note was issued pursuant to Section 4(2) of the Securities Act of 1933. The person is a shareholder of youticket.com and is a foreign person which is a sophisticated investor and would qualify under Regulation D as "accredited investor." The offer was not made by means of a public solicitation.

     9. On December 31, 1999, we issued a warrant to purchase 300,000 shares of common stock to Reservision, Inc. in payment of services. (See Item 1 - Description of Business- Research and Development). The warrant is exercisable at $.25 per share. The warrant was issued pursuant to Section 4(2) of the Securities Act of 1933. Reservision, Inc. is a large corporation which would qualify under Regulation D as an "accredited investor." The offer was not make by means of a public solicitation.

     10. On January 24, 2000 we issued 500,000 shares of common stock to Stockbroker Relations, Inc. of Colorado in payment of services through that date. On February 7, 2000 and April 11, 2000 we issued an additional 100,000 and 500,000 shares of common stock, respectively, to Stockbroker Relations, Inc. of Colorado in payment of services through those dates. The aggregate value of the services, based on the stock prices on the dates of issuance, was $428,150. The shares were issued under the Securities Act of 1933 pursuant to Rule 504 of Regulation D. The recipient of the shares indicated it was an "accredited investor" and the offering was made without any public solicitation. The issuance was also in compliance with Colorado securities law.

     All the proceeds of the above offerings, unless otherwise indicated, were used for general working capital purposes.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Selected Financial Data

     Because we continue to develop our web site products and services, we are still in the earlier stages of development. Therefore, selected financial data would not be meaningful. Reference is made to the financial statements included elsewhere in the document. The fiscal year is the calendar year. Included in the document are the audited financial statements for the twelve-month periods ending December 31, 1998 and 1999. Also included are unaudited financial statements for Visitcom, Inc., our subsidiary, for the interim period ending June 30, 1999.

Acquisition of Visitcom, Inc.

     On June 30, 1999, we acquired Visitcom, Inc., a Nevada corporation and Las Vegas show and tour ticketing and service agency. The transaction was accounted for as a purchase. We did not have business operations until the acquisition of Visitcom, therefore, our financial statements only reflect the operations of Visitcom when acquired on June 30, 1999.

     For the purchase of Visitcom, we initially issued 14,327,140 shares of common stock. The market value of a share of common stock on the date of this transaction was $0.25 per share. On September 3, 1999, based on facts that appeared to alter the representations and warranties of the prior stockholders of Visitcom, we entered into a settlement agreement with the prior stockholders. Under this arrangement, 11,327,140 of the shares issued for the acquisition were returned to us for cancellation and are being held as treasury shares and we paid $100,000 to the surrendering stockholder. As part of the settlement, on our behalf two stockholders transferred an aggregate of 300,000 shares to one of the prior stockholders of Visitcom. As an inducement for this action by those stockholders, we issued a note to the transferring stockholders in the amount of $93,750 which was subsequently converted into shares of common stock. The net purchase price of Visitcom exceeded the fair value of the net assets acquired by $1,204,623, and is being amortized on a straight-line basis over seven years.

Qualified Report of Independent Certified Public Accountants.

     Our independent accountants have qualified their report. They state that the audited financial statements of youticket.com for the period ended December 31, 1999 have been prepared assuming the company will continue as a going concern. They note that the significant losses of our company as of December 31, 1999, and negative working capital at December 31, 1999, raise substantial doubt about our ability to continue in business.

     We had significant losses of $619,512 for the year ended December 31, 1999. We have funded losses by the sale of additional securities. We expect losses to continue. We have no sources of long- term capital. To the extent losses continue and we are unable to fund them, we may have to curtail aspects of our operations or cease operations altogether. We anticipate having sufficient cash flow from operations and cash to fund our operations into the second quarter of fiscal year 2000, but at that time we will need to raise additional capital. We cannot predict how long we will be able to remain operational into the future.

Results of Operations

Revenue

     We had revenue of $189,243 for fiscal year 1999. Our revenues are primarily derived from show ticket, hotel room and scenic tour ticket sales and reservations via our ticketing booths and our website.

Cost of Revenue

     The cost of revenue for fiscal year 1999 was $117,779. Cost of revenues primarily represents the costs of show tickets sold and operating our website.

Selling, General and Administrative Expenses

     The expenses for fiscal year 1999 were $604,931. These expenses are made up of selling and marketing costs, salaries, rent, professional fees and general overhead.

Net Losses

     We had a loss of $619,512 for fiscal year 1999. Losses were attributable to the costs of operations and costs of revenues being in excess of revenues. Operational expenses are expected to exceed revenues for fiscal year 2000 as we develop and seek to expand the business of youticket.com.

Liquidity and Capital Requirements

     At December 31, 1999 youticket.com had a working capital deficit of $342,610. youticket.com had cash and cash equivalent assets of $18,360 and accounts receivable of $35,457 at December 31, 1999 and total current liabilities of $414,149 at December 31, 1999.

     We have entered into a settlement with the Internal Revenue Service for payment of unpaid payroll taxes of Visitcom from June 1996 through June 1999. Under the settlement, we paid $10,000 and will pay $5,000 per month until the payroll tax and penalties are satisfied. This amount will be paid from general operating revenue. Payment of this obligation may restrict our cash available for our operations and implementation of our business plan.

     Since the acquisition of Visitcom in June 1999, youticket.com has restructured its outstanding debt obligations and funded its operations by the issuance of common stock and shareholder loans. During the second half of 1999, youticket.com issued an aggregate of 978,412 shares of common stock for the conversion of outstanding debt and interest due of $503,206 and 300,000 shares of common stock for proceeds of $150,000. On December 17, 1999 youticket.com entered into a two year convertible promissory note in the amount of $125,000 with a shareholder which was funded on January 4, 2000. The note bears interest at the annual rate of 10% payable at the maturity date or upon conversion and is convertible at any time at a rate of 60% of the then market value of the common stock.

     In the fourth quarter of fiscal 1999, youticket.com restructured its operation to reduce its overhead and concentrate its business on those aspects which management believes will produce operational revenues. The principal focus of the business was directed to e-commerce sales via the website. This involved a redesign of the website and a relaunch in late October 1999. youticket.com also took measures to reduce operating costs. This included the discontinuance of ticket booths, reduction of staff, moving to a smaller facility and generally cutting costs. The restructuring and shift in marketing methodology reduced revenues at the same time that it reduced selling, general and administrative expenses. However, as we have been adding new reservation services in the categories of hotels and golf tee times, during the early part of fiscal year

2000, there has been an increase in website hits, website visitors and improving revenues. Notwithstanding the improvements in our business, the growth in revenues do not cover operational expenses. Moreover, it is expected that revenues will not cover operations at all in fiscal year 2000 and possibly for a considerable period of time thereafter. If we do not increase our revenues, we may not have access to financing. Also, without an increase in revenues, we may have to reduce or cease operations.

     We will require additional capital financing to continue to develop our business. Principally capital funds are required for operating losses and then further web site development, marketing, and strategic business alliances and acquisitions. We have determined, based on our internal cash flow projections, that we will need additional funding in the second quarter of fiscal year 2000. We plan to seek equity funding. We believe that we will need not less than $500,000 to sustain our operations at the current level through the second quarter of fiscal year 2001. We believe that the funds needed for the full implementation of our current business plan will be substantial and well in excess of the above amount. If we are unable to raise capital or increase our revenues, we will have to curtail aspects of our business plan and operations or cease our operations altogether.

     We do not have any identified source of financing, including bank or private lending sources, or equity capital sources. No assurance can be given that we will be able to develop sources of financing in the future when funds are needed or on acceptable terms. The sale of additional equity will dilute the current shareholder ownership position. The funding of the company by loans will impose additional obligations on cash flow and will reduce income. (See above for a discussion of the opinion of our independent auditors.)

Year 2000

Overview

     We have evaluated the potential impact of the situation commonly referred to as the "Year 2000 Issue". Y2K concerns the inability of information systems, primarily computer software programs, to properly recognize and process date sensitive information relating to the year 2000 and beyond. Many of the world's computer systems currently record years in a two-digit format. These computer systems will be unable to property interpret dates beyond the year 1999, which could lead to business disruptions in the U.S. and internationally. The potential costs and uncertainties associated with Y2K will depend on a number of factors, including software, hardware and the nature of the industry in which a company operates.

Accounting and Ticketing Systems

     Because we have recently upgraded our accounting systems, and our management believes that the computer programs it purchases are Y2K compliant, our management believes these systems and programs are Y2K compliant. In addition, management uses Ticketmaster's ticketing system, and they have been informed by Ticketmaster that it is Y2K compliant for many of the our critical computer needs. We have not experienced any problems associated with Y2K issues to date.

Other Entity Compliance

     We engage in electronic data interchange with other entities. The entities with which we exchange data with are Y2K compliant. Tangently, however, the failure of other entities to be Y2K compliant may cause our systems issues, none of which are yet apparent to our management. Management does not have a contingency plan in the event a critical service, supplier or customer will not be Y2K compliant.

ITEM 7. FINANCIAL STATEMENTS.

         Index to Consolidated Financial Statements:                       Page
                                                                           ----

         youticket.com, inc.

             Report of BDO Seidman, LLP....................................F-1

             Consolidated Balance Sheets as of December 31, 1999...........F-2

             Consolidated Statements of Operations for the years
               ended December 31, 1998 and 1999............................F-3

             Consolidated Statements of Stockholders' Equity for
               the years ended December 31, 1998 and 1999..................F-4

             Consolidated Statements of Cash Flows for the years
               ended December 31, 1998 and 1999............................F-5

             Notes to the Consolidated Financial Statements........F-6 to F-13


             Visitcom, Inc.

             Balance Sheet as of June 30, 1999............................F-15

             Statement of Operations for the six months ended
               June 30, 1999..............................................F-16

             Statement of Shareholder's Equity for the six months
               ended June 30, 1999........................................F-17

             Statement of Cash Flows for the six months ended
               June 30, 1999..............................................F-18

             Statement of Unaudited Condensed Financial Statements........F-19

               Report on Independent Certified Public Accountants

To the Shareholders of
Youticket.com, Inc.
Las Vegas, Nevada

     We have audited the accompanying consolidated balance sheet of Youticket.com, Inc. as of December 31, 1999 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years ended December 31, 1998 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements, referred to above, present fairly, in all material respects, the financial position of Youticket.com, Inc., as of December 31, 1999 and the results of its operations and cash flows for the years ended December 31, 1998 and 1999 in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the significant loss of the Company for the year ended December 31, 1999 and negative working capital at December 31, 1999, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are described in Note
1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                     /s/ BDO Seidman, LLP

   January 21, 2000
   Los Angeles, California

                                  YOUTICKET.COM

                           CONSOLIDATED BALANCE SHEET


                                                                 December 31,
                                                                    1999
                                                              ----------------
Assets

Current assets
   Cash                                                      $         18,360
   Account receivable                                                  35,457
   Other Assets                                                        17,722
                                                             -----------------

Total current assets                                                   71,539
                                                             ----------------

Property and equipment, net (Note 3)                                   12,472
Goodwill, net of amortization of $85,045                            1,118,578
   (Note 8)
                                                             -----------------

Total assets                                                 $      1,202,589
                                                             =================

Liabilities and Shareholders' Equity

Current liabilities
   Accounts payable                                         $         338,603
   Other accrued liabilities                                           13,494
   Accrued compensation                                                62,052
                                                            -----------------

Total current liabilities                                             414,149
                                                            -----------------

Commitments and contingencies (Note 6)

Shareholders' equity
    Common Stock, $0.0001 par value,                                    1,495
     100,000,000 shares authorized;
     26,278,412 shares issued and 14,951,272
     shares outstanding
   Additional paid in capital                                       1,719,074
   Deferred compensation (Note 7)                                    (116,367)
   Accumulated deficit                                               (622,012)
   Treasury stock 11,327,140, at cost (Note 8)                       (193,750)
                                                            -----------------

Total shareholders' equity                                            788,440
                                                            -----------------

Total liabilities and shareholders' equity                  $       1,202,589
                                                            =================
                    See accompanying notes to consolidated financial statements.

                                  YOUTICKET.COM

                      CONSOLIDATED STATEMENT OF OPERATIONS



                                                   Years ended December 31,
                                            ----------------------------------
                                                 1998                1999
                                            -------------     ----------------

Revenue                                     $          -      $       189,243

Cost of revenue                                        -              117,779

                                            -------------     ----------------

Gross profit                                           -               71,464

Selling, general and administrative expenses           -              604,931

Amortization of goodwill                               -               86,045
                                           -------------     ----------------

Net loss                                   $           -     $       (619,512)
                                           =============     ================

Net loss per common share - basic
   and diluted (Note 2)                    $           -     $          (0.05)
                                           =============     ================

Weighted average number of common shares      10,000,000           12,224,699
         outstanding
                                           =============     ================



See accompanying notes to consolidated financial statements.

                                  YOUTICKET.COM

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                            Common Stock       Additional                        Treasury Stock                          Total
                        -------------------     Paid In        Deferred      ---------------------   Accumulated      Shareholders'
                         Shares    Amount      Capital      Compensation       Shares      Amount      Deficit         Equity
                       ---------   --------   -----------   --------------   ------------ ---------- -------------    -------------
Balance, January 1,
   1998                 25,000  $   2,500   $          -   $          -      $         -          -  $   (2,500)     $           -

Changed par value
   from no par value         -     (2,498)         2,498              -                -          -           -                  -
   to $0.0001

Stock split 100:1    2,475,000        248           (248)             -                -          -           -                  -

                             -          -              -              -                -          -           -                  -
                   -----------   --------    -----------   ------------     ------------  ---------  ----------      -------------
Balance, December    2,500,000        250          2,250              -               -           -      (2,500)                 -
   31, 1998

Stock Split 4:1       7,500,000        750          (750)             -               -           -           -                  -

Common stock            672,860         67       168,148              -               -           -           -            168,215
  issued to a
  related party
  (Note 4)

Common stock         14,327,140      1,433     3,580,352              -               -           -           -           3,581,785
  issued for
  business
  acquisition
  (Note 8)

Common stock        (11,327,140)    (1,133)   (2,830,935)              -    (11,327,140)   (193,750)          -          (3,025,818)
  repurchased
  (Note 8)

Conversion of           978,412         98       503,108               -              -           -           -             503,206
  debt to common
  stock (Note 4)

Issuance of stock             -          -       146,931               -              -           -           -              30,564
  options

Issuance of stofck      300,000         30       149,970               -              -           -           -             150,000
  for cash (Note 4)

Net loss                      -          -             -               -              -           -    (619,512)           (619,512)
                    -----------   --------    -----------   ------------    -----------   ---------    ---------      -------------

Balance, December    14,951,272  $   1,495   $ 1,719,074    $   (116,367)   (11,327,140)   (193,750) $ (622,012)       $    788,440
   31, 1999        ============   ========    ===========   ============    ============  ==========  ==========      =============

                   See accompanying notes to consolidated financial statements.

                                  YOUTICKET.COM

                       CONSOLIDATED STATEMENT OF CASH FLOW

                                                                                            December 31
                                                                                   -----------------------------
Increase (Decrease) in Cash:                                                           1998             1999
                                                                                   ------------     ------------
Cash flows from operating activities

   Net loss                                                                       $           -    $    (619,512)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization                                                            -           90,681
     Non-cash charges related to equity issuances (Note 4)                                    -          181,941
   Changes in operating assets and liabilities:
     Accounts receivable                                                                      -          (35,457)

     Other assets                                                                             -          (17,722)

     Accounts payable                                                                         -           76,061
     Other accrued liabilities                                                                -           13,494
     Accrued compensation                                                                     -           62,052
                                                                                   ------------     ------------
Net cash used in operating activities                                                         -         (248,462)
                                                                                   ------------     ------------

Cash flows from financing activities
   Proceeds received on issuance of common stock (Note 4)                                     -          166,822
   Proceeds from related party debt                                                           -          293,750
      (Note 4)
   Purchase of treasury stock (Note 8)                                                        -         (193,750)
                                                                                   ------------     ------------

Net cash provided by financing activities                                                     -          266,822
                                                                                   ------------     ------------

Increase in cash                                                                              -           18,360

Cash, beginning of year                                                                       -                -
                                                                                   ------------     ------------

Cash, end of year                                                                 $           -   $       18,360
                                                                                   ============     ============

Supplemental disclosures of cash flow information
     Excess over fair value of assets acquired (Note 8)                         $             -   $    1,204,623
     Debt converted to equity (Notes 4 and 7)                                   $             -   $      503,206
     Deferred compensation (Note 7)                                             $             -   $      116,367
                                                                                   ============     ============

                  See accompanying notes to consolidated financial statements.

                                  YOUTICKET.COM

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Nature of Business

The Company

The Company was organized May 9, 1996, under the laws of the State of Nevada, as BNE Associates, Inc.

On May 9, 1996, the Company issued 25,000 shares of its no par value common stock for cash of $2,500.

On November 19, 1998, the State of Nevada approved the Company's restated Articles of Incorporation, which increased its capitalization from 25,000 common shares to 50,000,000 common shares. The par value was changed from no par value to $.0001. On August 27, 1999, the Company increased the number of authorized common shares from 50,000,000 shares to 100,000,000 shares.

On November 19, 1998, the Company forward split its common stock 100:1, thus increasing the number of outstanding common shares from 25,000 shares to 2,500,000 shares. On January 11, 1999, the Company forward split its common stock 4:1, thus increasing the number of outstanding common shares from 2,500,000 shares to 10,000,000 shares. For purpose of presenting loss per share, the splits were assumed to have occurred as of January 1, 1998.

On June 30, 1999, the Company acquired Visitcom, Inc. ("Visitcom") (see Note 8) and the Company changed its name to Youticket.com, Inc., (the "Company").

The Company operates an Internet show and tour ticketing website, www.youticket.com, for the Las Vegas market. Through its wholly owned subsidiary Visitcom, the Company also provides show and tour ticketing services to the Venetian Hotel, the Union Plaza Hotel and Alamo Car Rental Service in conjunction with Ticketmaster who provides the Company with both systems and market support. In addition to selling tickets through its website and ticket outlets, Youticket.com also enables customers to purchase its products via its toll-free telephone numbers.

Going Concern

The Company has incurred significant operating losses and at December 31, 1999, has negative working capital, which raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's plans for correcting this issue include raising equity through private placement offerings, focusing the Company's business on their website business and restructuring its operations to reduce operating expenses.

However, there can be no assurances that the Company will be able to secure additional capital or that if such capital is available, whether the terms or conditions will be acceptable to the Company.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Visitcom, Inc. All significant intercompany transactions and balances are eliminated.

Note 2 - Summary of Significant Accounting Policies

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation which is computed using the straight-line method over estimated lives of five to seven years. The Company capitalizes expenditures which materially increase asset lives and charges ordinary repairs and maintenance to operations as incurred.

Property and equipment are reviewed for impairment whenever events or circumstances indicate that the assets' undiscounted expected cash flows are not sufficient to recover its carrying amount. Impairment losses, if any, are recorded currently.

Income Taxes

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

Loss Per Share

Basic earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income (loss) by the basic shares outstanding and all dilutive securities, including stock options, but does not include the impact of potential common shares which would be antidilutive. These dilutive securities were anti-dilutive in 1999.

For the year ended December 31, 1999, potential dilutive securities representing 1,635,000 outstanding stock options and warrants are not included in the earnings per share calculation since their effect would be antidilutive.

Stock-Based Compensation

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", which establishes a fair value method of accounting for stock-based compensation plans. The provisions of this

Statement allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", but to disclose the pro forma effect on net income (loss) and net income (loss) per share had the fair value of the stock options been expensed. The Company has elected to continue to account for stock- based compensation plans utilizing the intrinsic value method. Accordingly, the compensation cost for stock options is measured as the excess, if any, of the fair market price of the Company's stock at the date of grant above the amount paid to acquire the stock.

Note 2 - Summary of Significant Accounting Policies (Continued)

In accordance with this Statement, the Company has provided footnote disclosure with respect to stock-based employee compensation. The cost of stock-based employee compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using a pricing model whereby compensation cost is the excess of the fair value of the award, as determined by the pricing model at grant date or other measurement date, above the amount an employee must pay to acquire the stock.

Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentration of credit risk consist primarily of cash and accounts receivable. The company places its cash with major financial institutions. At times, cash balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation, however, management believes the risk of loss to be minimal.

The Company provides credit, in the normal course of business, to various customers. The Company conducts on-going credit evaluations but does not obtain collateral or other forms of security. The Company believes its credit policies do not result in significant adverse risk and do not expect significant credit related losses.

Revenue Recognition

The Company generates revenues primarily from per ticket convenience fees charged directly to consumers who order tickets through the Company's website, telephone sales center or retail outlets. In addition, the Company charges a handling fee to consumers for tickets sold by the Company. The Company recognizes convenience fee and handling fee revenue from ticket sales at the time the sale is made.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, consisting primarily of accounts receivable and accounts payable, approximates fair value due to the relatively short maturity of these instruments and the borrowing costs to the Company.

Goodwill

Cost in excess of the fair market value of assets acquired is amortized on a straight-line basis of seven years.

Note 3 - Property and Equipment

Property and equipment consists of the following:

                                                                       Estimated
                                             December 31,               Useful
                                                1999                     Life
                                          ---------------           -----------
Computer and Office Equipment             $       9,582            5 to 7 years


Furniture and fixtures                            7,526                 5 years
                                         ---------------
                                                 17,108
Less accumulated depreciation                     4,636
                                        ---------------

                                        $        12,472
                                        ===============

Note 4 - Related Party Transactions

On May 5, 1999, the Company issued 672,860 shares of Common Stock, with a fair market value of $0.25 per share, to a Director in exchange for cash proceeds of $16,822. As a result of this issuance the Company has recorded compensation expense of $151,393, which is included in general and administrative expense.

On September 1, 1999, the Company granted 400,000 stock options with an exercise price of $0.3125, which was the fair market value of the shares on the date of the grant, to an executive of the Company. These options vested immediately and expire on August 31, 2004. On the same day, the Company granted an additional 480,000 stock options with an exercise price of $0.3125, which was the fair market value of the shares on the date of the grant, to this executive of the Company. These options vested at a rate of 80,000 options per month with the first vesting on September 30, 1999. Non-vested options were canceled when the executive terminated his agreement with the Company in November 1999. The remaining options have an expiration date of five years after the vesting date.

On June 30, 1999, the Company issued three promissory notes to shareholders of the Company in the amounts of $70,000, $15,000 and $15,000 in exchange for cash. These notes, which were secured by the assets of the Company, beared interest at a rate of 10% per annum and had a maturity date of January 31, 2000. The notes, plus accrued interest, were converted to 206,220 shares of the Company's common stock in November 1999.

On September 3, 1999, the Company issued two promissory notes of $96,875 each to two shareholders of the Company in exchange for cash. These notes were secured by 11,327,140 shares of the Company's common stock, which were repurchased from the previous owners of Visitcom. The promissory notes beared interest at a rate of 10% per annum and were due on demand. These notes, plus accrued interest, were converted into 392,192 shares of the Company's common stock in November 1999.

In November 1999, the Company issued 300,000 shares of Common Stock in exchange for $150,000 in cash to existing shareholders of the Company.

Note 5 - Income Taxes

At December 31, 1999, the Company has a net deferred asset of approximately $293,000, which has been fully offset by a valuation allowance. The net deferred tax asset is comprised principally of a net operating loss carryforward. At December 31, 1999, the Company has a Federal operating loss carryforward of approximately $686,000. The net operating loss carryforward expires in 2019.

Note 6 - Commitments and Contingencies

The Company is party to legal claims arising in the normal course of business. In the opinion of management, resolution of such matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

The Company leases office space under a non-cancelable operating lease expiring in March 2000. Future minimum payments due under this lease for the year ending December 31, 2000 are $10,477.

Employment Agreement

In December 1999, the Company entered into an employment agreement with the President of the Company ("President"). Under the terms of this agreement, the Company shall pay the President a salary of $3,000 per month increasing to $7,000 upon receipt of $500,000 of new capital. The term of this agreement is twelve months. The agreement also provided for the granting of 360,000 options to the President, vesting at a rate of 30,000 per month at an exercise price of $0.25 per share.

Note 7 - Stock Options and Shareholders' Equity

During 1999, the Company received advances of $204,000 which were converted, including accrued interest, into 380,000 shares of the Company's common stock in September 1999. Conversion price was based on the fair market value of the Company's common stock as of the date of the transaction.

During 1999, options were granted to purchase 15,000 shares of common stock. These options were granted with an exercise price of $0.25 with a term of five years. The fair value of these options was determined by the Company to be approximately $5,901. These charges have been recorded as general and administrative expenses during the year ended December 31, 1999.

In November 1999, the Company entered into a website development agreement with an outside consulting service. In conjunction with this agreement, the Company issued warrants to purchase 300,000 shares of Common Stock. These warrants were granted with an exercise price of $0.25 and a term of four years. The fair value of these warrants was determined by the Company to be approximately $68,272. These charges are amortized over the twelve-month term of the agreement. As of December 31, 1999, the unamortized balance of the deferred expense related to these warrants amounted to $51,976.

In September 1999, the board of directors of the Company approved a performance equity plan that authorized up to 3,000,000 shares to be issued. The Company has reserved 3,000,000 shares of Common Stock for issuance under this plan.

The Company has also granted options under  non-qualified options.

Activity under the performance equity plan is as follows:

                                                                  Weighted
                                                                  Average
                                                                  Exercise
                                                  Shares          Price
                                               ------------    ------------
Outstanding at December 31, 1998                         -   $           -
    Granted                                      1,915,000          0.2915
    Exercised                                            -               -
    Canceled                                      (280,000)         0.3125
                                              ------------    ------------
Outstanding at December 31, 1999                 1,635,000   $      0.2870
                                              ============    ============


Stock Based Compensation

During the year ended December 31, 1999, some of the options granted to employees under the plan were granted at an exercise price below the fair market value. In accordance with APB Opinion No. 25, the Company has recorded compensation expense of $14,269 for the year ended December 31, 1999 and has deferred $64,391 of future compensation expense at December 31, 1999. All other stock options issued to employees have an exercise price not less than the fair market value of the Common Stock on the date of grant, and in accounting for such options utilizing the intrinsic value method, there is no related compensation expense recorded in the Company's consolidated financial statements. If compensation cost for stock- based compensation had been determined based on the fair market value of the stock options on their dates of grant in accordance with SFAS 123, the Company's net loss for the year ended December 31, 1999 would have been increased to the pro forma amounts presented below:

                                                              December 31,
                                                                 1999
                                                          --------------------
Net loss:
   As reported                                              $      (619,512)
   Pro forma                                                $      (845,933)

Basic and diluted loss per common share:
   As reported                                              $         (0.05)
   Pro forma                                                $         (0.07)

The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for options granted during 1999; expected life of option of four to six and a half years, expected volatility of 79%, risk free interest rate of 6% and a 0% dividend yield. The weighted average fair value at the grant date for stock options granted during 1999 is $0.28 per option.

Additional information relating to stock options and warrants outstanding and exercisable at December 31, 1999, summarized by exercise price are as follows:

                                                                                            Exercisable
                                           Outstanding Weighted Average              Weighted        Average
                                 ------------------------------------------------- ------------    ------------
     Exercise Price                                       Life          Exercise                      Exercise
       Per share                     Shares              (Years)          Price        Shares           Price
------------------------          -------------      ---------------  -------------  -----------    -------------
       $      0.25                      675,000             5.05        $    0.25         345,000     $      0.25
       $    0.2815                      360,000             6.38        $  0.2815         112,500     $    0.2815
       $    0.3125                      600,000             4.75        $  0.3125         600,000     $    0.3125
                                  -------------                                     -------------
                                      1,635,000                                         1,057,500
                                  =============                                     =============

Note 8 - Business Acquisition

On June 30, 1999, the Company acquired Visitcom, Inc. ("Visitcom"), a Las Vegas show and tour ticketing service agency. The Company issued 14,327,140 shares of its common stock to purchase Visitcom. The market value of these shares on the date of this transaction was $0.25 per share. On September 3, 1999, the Company repurchased 11,327,140 shares of the original issuance for $193,750 in cash due to subsequent changes in the purchase price. The transaction was accounted for as a purchase. The net purchase price of Visitcom was $750,000. The cost in excess of the fair value of the net assets acquired was $1,204,623, which is being amortized on a straight line basis over seven years. The results of operations of Visitcom are included in the accompanying consolidated financial statements from the date of acquisition.

The following summarized unaudited pro forma financial information assumes the acquisition had occurred on January 1, 1999. The unaudited pro forma results are not necessarily indicative of the results which might actually have been obtained had the acquisition occurred as of January 1, nor are they intended to be indicative of future results of operations.

                                 Year ended December 31, 1999
                                 -----------------------------                Pro forma
                                                       Pro forma             Consolidated
                   Youticket, Inc.  Visitcom, Inc.    Adjustments              Amounts
                   --------------   -------------    --------------     ----------------------
Revenue           $       189,243  $      178,148   $             -    $               367,391

Cost of                   117,779          99,757                 -                    217,536
  Revenue
                   --------------   -------------    --------------     ----------------------
Gross Profit               71,464          78,391                 -                    149,855
Selling and               690,976         199,553        (1) 86,045                    976,574
administrative
expenses           --------------   -------------    --------------     ----------------------
Net loss        S        (619,512)  $    (121,162)                     $              (826,719)
                   ==============   =============                       ======================

Loss per         $          (0.05)                                      $                (0.06)
common share -
basic and diluted

Shares used in    $    12,224,699                                      $            13,704,151
computing
earnings per
share

(1) To amortize goodwill in connection with the purchase of Visitcom on a straight-line basis over seven years.

The acquisition of Visitcom on June 30, 1999 and the allocation of the purchase price on the basis of the fair values of the assets acquired and liabilities assumed is as follows:

Components of Purchase Price:

   Common stock issued (14,327,140 shares)                $        3,581,785
   Repurchase of common stock (11,327,140 shares)                 (2,831,785)
                                                           -----------------
                                                          $          750,000
                                                           =================
Summary Allocation:
   Assets                                                 $           15,362
   Liabilities                                                      (469,985)
   Goodwill                                                        1,204,623
                                                           -----------------
                                                          $          750,000
                                                           =================

The purchase price is based on the fair value of the Company's common stock on the date of the acquisition.

Note 9 - Subsequent Events

In January 2000, the Company received $125,000 in exchange for a convertible note payable issued to a company controlled by two shareholders and directors of the company. This note bears interest at a rate of 10%, is due in December 2001 and is convertible into the number of shares of the Company's common stock of approximately 60% of the Company's common stock price on the date of conversion.

On January 4, 2000, the Company entered into an agreement with an investor relations company. Pursuant to the agreement, the Company issued 500,000 shares of common stock on January 24, 2000 for services performed through that date. On February 7, 2000 and April 11, 2000, the Company issued an additional 100,000 and 500,000 shares of common stock, respectively, as compensation for services through those dates. The shares had an aggregate value of $428,150, based on the market value of the common stock on the dates of issuance.

                                 VISITCOM, INC.


                         ------------------------------

                              Financial Statements
                     For the Six Months Ended June 30, 1999

                         ------------------------------

                                 VISITCOM, INC.
                                  BALANCE SHEET
                                  June 30, 1999

Assets

Current Assets
             Cash                                            $        2,100.40
             Accounts Receivable                                          0.00
             Other Current Assets                                     3,970.80
                                                             -----------------

Total Current Assets                                                  6,071.20
                                                             -----------------

Property and Equipment                                                9,291.16

Total Assets                                                 $       15,362.36
                                                             =================

Liabilities and Shareholder's Deficit

Current Liabilities

             Accounts Payable                                $     220, 147.73
             Notes Payable                                          204,000.00
             Accrued Compensation                                    45,910.74
                                                             -----------------

Total Current Liabilities                                           470,058.47
                                                             -----------------
Total Liabilities                                                   470,058.47
                                                             -----------------

Shareholder's Deficit
             Common Stock, .01 par Value, 25,000 shares
             authorized, 20,000 shares issued and outstanding             200
             Accumulated Deficit - Beginning                      (333,734.00)
             Accumulated Deficit - Current                        (121,162.00)

             Total Shareholder's Deficit                          (454,696.00)
                                                            -----------------

Total Liabilities and Shareholder's Deficit                 $       15,362.47
                                                            =================

                                 VISITCOM, INC.
                             STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999


Revenue                                                   $        178,148.00

Cost of Revenue                                                     99,757.00
                                                          -------------------

Gross Profit                                                        78,391.00
                                                          -------------------


Selling, General and Administrative Expenses                       199,553.00
                                                          -------------------

Net Loss                                                  $      (121,162.00)
                                                          -------------------

                                 VISITCOM, INC.
                        STATEMENT OF SHAREHOLDER'S EQUITY
                       FOR SIX MONTHS ENDED JUNE 30, 1999




                                                                                                              Total
                                                                                      Accumulated         Shareholder's
                                                           Common Stock                 Deficit              Deficit
                                                 ---------------------------------------------------- ---------------------
                                                      Shares           Amount
                                                 ----------------- ---------------------------------- ---------------------
Balance, January 1, 1999                                20,000      $          200          (333,734)   $         (333,534)

Net Loss for the period                                                          0          (121,162)             (121,162)
                                                 ----------------- ---------------------------------- ---------------------

Balance, June 30, 1999                                  20,000      $          200     $    (454,896)   $         (454,696)
                                                 ----------------- ---------------------------------- ---------------------


                                 VISITCOM, INC.
                             STATEMENT OF CASH FLOWS
                       FOR SIX MONTHS ENDED JUNE 30, 1999
                           Increase (Decrease) in Cash


Cash flows form operating activities
       Net Loss                                                                                     $       (121,162)
       Adjustments to reconcile net loss to net cash  provided by operating activities:  Depreciation and amortization
Changes in operating assets and liabilities
       Accounts Receivable                                                                                         0
       Other Assets                                                                                            4,117
       Accounts Payable                                                                                       (3,971)
       Accrued Compensation                                                                                  101,510
                                                                                                    -----------------

Net cash used in operating activities                                                                        (19,506)
                                                                                                    -----------------

Cash flow from investing activities
       Purchase of property and equipment                                                                       (300)
                                                                                                    -----------------

       Net cash used in investing activities                                                                    (300)
                                                                                                    -----------------

Cash flows from financing activities
       Bank Overdraft                                                                                          (3,094)
       Proceeds from related party                                                                             25,000
                                                                                                    -----------------

       Net cash provided by financing activities                                                               21,906
                                                                                                    -----------------

Increase in Cash

       Cash, beginning of period                                                                                    0

       Cash, end of period                                                                          $           2,100
                                                                                                    -----------------

                                 VISITCOM, INC.

                                    Notes to
                    Unaudited Condensed Financial Statements
                                  June 30, 1999

Note 1. The Unaudited Condensed Financial Statements included herein have been prepared by Registrant and include all normal and recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position at June 30, 1999 pursuant to the rules and regulations of the Securities and Exchange Commission.

The results of operation for the subject period are not necessarily indicative of the results for the entire year.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.

     1. Previous independent accountants

          (i) On August 6, 1999, we dismissed Barry Friedman, CPA, as its independent accountants.

          (ii) The report dated November 27, 1998 of Barry Friedman, CPA on the consolidated financial statements contained no adverse opinion or disclaimer of opinion and was not modified as to uncertainty, audit scope or accounting principles.

          (iii) The Registrant's Board of Directors participated in and approved the decision to change independent accountants on August 6, 1999.

          (iv) In connection with its audits through August 6, 1999, there have been no disagreements with Barry Friedman, CPA on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Barry Friedman, CPA would have caused them to make reference thereto in their report on the consolidated financial statements for such years.

          (v) Through August 6, 1999, there have been no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

          (vi) The Registrant has requested that Barry Friedman, CPA furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter, dated May 24, 2000 is filed as Exhibit
16.1 to this Form 10-KSB.

     2. New independent accountants

     The Registrant engaged BDO Seidman, L.L.P. as its new independent accountants as of August 6, 1999. Prior to their engagement, we did not consulted with BDO Seidman, L.L.P. regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, and no written report or oral advice was provided to us by concluding there was an important factor to be considered by us in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in
Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(iv) of Regulation S- K.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Our directors and officers as set forth in the table below.

Name                            Age           Position

LeAnna Sidhu                     33           Chairperson and President

Virginia Thompson                33           Treasurer and Director

Alexander H. Williams            35           Secretary and Director

     Ms. LeAnna Sidhu has been president and chairperson since December, 1999. Ms Sidhu is employed full-time. Prior to joining our company, during 1998 and 1999 Ms. Sidhu was assistant director of advertising for both Bally's Hotel & Casino and the Paris Hotel and Casino where she supervised the advertising launch of the new Paris Resort, including their website. From 1992 to 1997 Ms. Sidhu worked for Pour Le Bebe Inc., who operated the Baby Guess, Guess Kids and Guess Home apparel businesses under license from Guess. Ms. Sidhu was the vice president of advertising. She supervised the launch of the Guess Home business and numerous product line launches for Baby Guess and Guess Kids. Ms. Sidhu attended Cal State University at Sacramento.

     Ms. Virginia Thompson has been the treasurer and a director since May 1999. Ms Thompson is with the company on a part-time basis for about 10 hours per month and reviews the accounting records of the company. Ms. Thompson also is the President of Tusk Studio, which she founded in 1990. In 1993, Ms. Thompson was one of two people who initially designed Las Vegas Magazine. In 1995, she and a partner became owners of Las Vegas Magazine, and she currently serves as Publisher and President of the magazine. Ms. Thompson has a Bachelor of Arts degree from Montana State University.

     Mr. Alexander H. Williams has been the secretary and a director of our company since December 1999. Mr. Williams primarily is available for consultations on the operation of the business and his primary duties are as a director. There is no established time commitment. He is president of Hazard Media, Inc., which he founded in 1999. Mr. Williams advises Internet companies in marketing, communications and business development. From 1997 to 1999, Mr. Williams worked for Mentor Graphics, a technology company that develops systems and software solutions for the world's largest semiconductor and electronics companies. Mr. Williams was a strategic marketing manager for Mentor Graphics and worked more than a year as the company's corporate writer, working on an interim basis as the director of worldwide communications. From 1996 to 1997, Mr. Williams was the business anchor in Portland, Oregon for KPTV and The Business Journal. From 1998 to 1996, Mr. Williams was a journalist, covering news for The Augusta Chronicle, Times Herald-Record and HFN, a trade magazine for the home furnishings industry. He also freelanced for Jupiter Communications and served as the local reporter for Apple Computer's digital newspaper, broadcast at Woodstock '94. Mr. Williams has a master of journalism degree from Northwestern University's Medill School of Journalism and a bachelor of arts degree in french literature from the University of Denver.

Board Meetings and Committees

     During the period January 1, 1999 to December 31, 1999, the board of directors met on 2 occasions and took written action on 18 occasions. All the members of the board of directors attended the meetings. The written actions were by unanimous consent. The board of directors has established no committees. Directors serve for a term of one year after election or until their earlier resignation or their successor is elected or appointed and qualified.

Other Executive Officers

     On April 19, 2000 we hired Wayne Murphey as the Vice President of Operations. Mr. Murphey will be responsible for the overall operations of the company, developing new product offerings and maintaining and improving our internet website.

ITEM 10. EXECUTIVE COMPENSATION.

Employment Agreements

     We employ Ms. Sidhu as the chairperson and president of the company under a one-year employment contract. The agreement commenced December 20, 1999 and ends on December 20, 2000. The agreement is terminable at any time by either Ms. Sidhu or us on thirty days advance written notice, for any reason. Ms. Sidhu is paid a monthly salary of $3,000. When we raise an aggregate of $500,000 of capital after December 20, 1999, her monthly salary will increase to $7,000 per month. Ms. Sidhu receives a monthly car allowance of $500 and a medical allowance of $500 until we offer a paid, comprehensive medical plan. We have also entered into a separate indemnification agreement with Ms. Sidhu.

     We granted an option under our stock option plan to Ms Sidhu in connection with her employment as the chairperson and president. The option is for an aggregate of 360,000 shares of common stock. The option vests at the rate of 30,000 shares per month during her employment with us, commencing December 14, 1999. Once vested the option is exercisable at $.25 per share for seven years from the vesting date. If Ms. Sidhu's employment is terminated for any reason, unvested options will terminate and not be exercisable, but vested options will remain exercisable for the seven year period.

     We employ Mr. Wayne Murphey as the Vice President of Operations. Mr. Murphey is employed under a one year employment agreement that is automatically renewable for additional one year terms until April 30, 2006, unless either party gives at least 30 days notice of non- renewal. Mr. Murphey will be paid an initial annual salary of $36,000 that is increased to $84,000 upon our obtaining $500,000 of capital. Mr. Murphey receives a monthly car allowance of $500 and is paid $500 per month until we offer our employees a paid comprehensive medical plan. The agreement is terminable at any time without cause which will require payment of severance equal to one month's salary and benefits or at any time with cause, which are specifically defined, immediately upon notice without severance. Mr. Murphey is subject to non- competition and confidentiality agreements. We have also entered into a separate indemnification agreement with Mr. Murphey.

     We granted an option to Mr. Murphey in connection with his employment. The option is for an aggregate of 300,000 shares of common stock. The option vests at the rate of 25,000 shares per month commencing June 10, 2000. Once vested, the portion of the option is exercisable at $.1875 per share for seven years from the vesting date. If Mr. Murphey's employment is terminated for any reason other than cause, the unvested options will terminate and not be exercisable, but vested options will remain exercisable for the seven year period. If the employment termination is for cause, the option will also terminate.

Compensation of Other Officers

     We currently do not pay any cash salaries to Ms. Virginia Thompson or Mr. Alexander H. Williams for their services as officers or directors. We, however, have issued Ms. Thompson and Mr. Williams options as compensation for their services. Ms Thompson has an option to acquire up to 100,000 shares of common stock of which 25,000 are vested and the balance vests in three equal instalments in June 2000, December 2000 and June 2001; the exercise price is $.2815 per share and they are exercisable until June 2004. Mr. Williams has an option to acquire up to 100,000 shares of common stock of which 25,000 are vested and the balance vests in three equal instalments in July 2000, January 2001 and July 2001; the exercise price is $.2815 per shares and they are exercisable until July 5, 2006.

Remuneration of the Board of Directors

     A director who is an employee does not receive any cash compensation as a director. There is no plan in place for compensation of persons who are directors who are not employees of the Company.

Stock Options

1999 Performance Equity Plan

     On September 30, 1999, the board of directors adopted the 1999 Performance Equity Plan covering 3,000,000 shares of common stock. This plan is subject to the approval of the stockholders prior to September 30, 2000. Under the plan, we may issue awards to our directors, officers, employees and consultants. The awards include stock options, restricted stock, deferred stock, stock appreciation rights, reload options and other stock based awards. The plan will terminate when there are no more shares of common stock available for issuance or on September 30, 2009. The plan is administered by the board of directors or a committee of the board of directors. These bodies have the authority to determine the terms of any specific award, in compliance with the general terms of the plan. Currently, there are 820,000 shares of common stock reserved for outstanding awards under the plan including the 390,000 issued to Ms. Sidhu, the 100,000 issued to Ms. Thompson and the 100,000 issued to Mr. Williams. All of these awards are stock options, purchasable at prices ranging from $.25 to $.2815 per share and exercisable until various dates the last of which is in 2006.

Other Stock Options, Warrants, Agreements and Convertible Securities

     In addition to the outstanding awards under the 1999 Performance Equity Plan, youticket.com has issued options and warrants to acquire up to 1,215,000 shares of common stock. Of this number, there are options outstanding to purchase15,000 shares at $.25, 600,000 shares at $.3125 and 300,000 shares at $.1875. These options expire at different dates in 2004 through 2007. Of this number, there are warrants outstanding to purchase 300,000 shares by Reservision at $.25 until November 21, 2003, of which 200,000 shares currently are subject to certain forfeiture provisions as of the date of this Form 10-SB

     On January 4, 2000, youticket.com entered into an agreement with Stockbroker Relations, Inc. of Colorado, an investor relations company. Stockbroker Relations is a full service investor relations and financial public relations firm that offers advertising, public relations, and incoming and outgoing lead generation and will be providing these services to youticket.com. The services provided to us included preparation of a national investor relations campaign, introductions to prospective investors and market makers, lead generations and media services, and other shareholder services. On January 24, 2000 youticket.com issued to Stockbroker Relations 500,000 shares of common stock for services performed through that date, and on February 7, 2000 and April 11, 2000 we issued an additional 100,000 and 500,000 shares of common stock, respectively, for the balance of the services. The aggregate value of the services, based on the stock prices on the dates of issuance, was $428,150.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information with respect to the beneficial ownership of shares of the common stock by (1) each person known to be the owner of more than 5% of the outstanding shares of common stock, (2) each director and
(3) all executive officers and directors as a group. The information is as of April 25, 2000, and it is based on information obtained from each of the below named persons. On April 25, 2000 there were 16,051,272 shares of common stock outstanding.

                                                                   Percent of
                                 Number of Shares of               Ownership of
                                 Common Stock                      Common Stock
Name of Beneficial Owner (1)     Beneficially* Owned               Outstanding
----------------------------     -------------------               -----------

LeAnna Sidhu (2)                  1,057,833                              6.5%

Virginia Thompson (3)                25,000                              0.2%

Alexander H. Williams(4)             25,000                              0.2%

DYDX Consulting, LLC (5)          1,899,220                             11.8%

Elizabeth Barbara Wells           1,500,000                              9.3%

Wells Children Trust              1,460,000                              9.1%

ZDG Investments Limited             909,360                              5.7%

Stockbroker Relations, Inc.
    of Colorado (6)               1,100,000                              6.9%

David Roff                        1,017,096                              6.3%

Al Landau                         1,007,096                              6.3%

Joel Roff                           905,000                              5.6%

Directors and officers as
  a group (3 persons) (7)         1,107,833                              6.8%


* Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock issuable upon the exercise of options or warrants currently exercisable, or exercisable or convertible within 60 days, are deemed outstanding for computing the percentage ownership of the person holding such options or warrants but are not deemed outstanding for computing the percentage ownership of any other person.

(1) The address for each of LeAnna Sidhu, Virginia Thompson and Alexander H. Williams is c/o 4420 S. Arville, Suites 13 &14, Las Vegas, Nevada 89103. The address for each of ZDG Investments Limited, David Roff, Al Landau and Joel Roff is c/o133 Richmond Street West, Suite 401, Toronto, Ontario, M5H 2L3. The address for DYDX LLC is 7300 N. Lehigh Avenue, Niles, IL 60714. The address of Elizabeth Barbara Wells is 5304 Painted Lakes Way, Las Vegas, Nevada 89129.

(2) Includes 877,833 shares owned by Catalyst Capital, LLC, a Nevada Limited Liability Company, of which Ms. Sidhu is a member and a manager. Includes a vested option to purchase 30,000 shares of common stock. Includes 150,000 shares subject to an employee option agreement which are currently exercisable but does not include 210,000 shares subject to the employee option agreement which are not currently exercisable vesting at the rate of 30,000 per month while Ms Sidhu is employed by us during 1999.

(3) Represents 25,000 shares subject to a currently exercisable option. Excludes 75,000 shares subject to an option agreement which are not currently exercisable.

(4) Represents 25,000 shares subject to a currently exercisable option. Excludes 75,000 shares subject to an option agreement which are not currently exercisable

(5) Includes 248,000 shares owned by DYDX Corporation, an Illinois corporation. DYDX Consulting, LLC and DYDX Corporation are owned by Nikolas Konstant.

(6)  These shares were issued in payment of services previously rendered.

(7) See notes 2, 3 and 4 for the shares included and excluded that are subject to employee options

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On June 30, 1999, youticket.com issued a note to each of three shareholders, DYDX Consulting, David Roff and Al Landau, in the amount of $70,000, $15,000 and $15,000, respectively. On November 19, 1999 these notes were converted into 206,220 shares of common stock.

     On September 3, 1999, youticket.com issued a note to each of two shareholders, ZDG Holdings Inc. and David Roff, each in the amount of $96,875. The notes earned interest at 10% and were due on demand. The principal and interest were converted into 392,192 shares of common stock on November 19, 1999.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits Filed.

         See Exhibit Index appearing later in this Report.

     (b) Reports on Form 8-K.

         None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             youticket.com inc.
                                             (Registrant)

Dated:   June 20, 2000
                                             By:  /s/ LeAnna Sidhu
                                                ------------------------
                                                Name: LeAnna Sidhu
                                                Title:  President

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

/s/ LeAnna Sidhu                President and Director           June 20, 2000
-------------------
LeAnna Sidhu

/s/ Virginia Thompson           Treasurer and Director           June 20, 2000
---------------------           (Chief Financial Officer)
Virginia Thompson

/s/ Alexander H. Williams       Secretary and Director           June 20, 2000
------------------------
Alexander H. Williams

/s/ Maria Burkholder            Controller (Principal            June 20, 2000
-----------------------         Accounting Officer)
Maria Burkholder

                                  EXHIBIT INDEX
                                  -------------

     3.1*   Certificate of Incorporation, as amended, of youticket.com inc.

     3.2*   By-laws of the Registrant

     4.1*   Form of common stock certificate of youticket.com inc.

     4.2* Convertible Promissory Note between youticket.com inc. and ZDG Holdings, Inc.

     4.3* Warrant Agreement between Registrant and Reservision, Inc. dated December 31, 1999.

     10.1*  Agreement between Visitcom, Inc. and Venetian Casino Resort LLC

     10.2* Hardware and TM System User Agreement between Visitcom, Inc. and Ticketmaster - Las Vegas.

     10.3* Employment and Indemnification Agreements between youticket.com inc. and LeAnna Sidhu

     10.4*  Reservision, Inc. Website Development Agreement

     10.5*  1999 Performance Equity Plan

     10.8*  Amendment No. 1 Reservision, Inc. Website Development Agreement

     10.9* Consulting Agreement dated January 4, 2000 between Registrant and Stockbroker Relations, Inc. of Colorado.

     10.10* Stock Issuance Agreement dated January 19, 2000 between Registrant and Stockbroker Relations, Inc. of Colorado.

     10.11* Amendment to agreements between Stockbroker Relations, Inc. of
            Colorado dated April 13, 2000.

     10.12* Option Agreement between Wayne Murphey and Registrant.

     10.13* Indemnification Agreement between Wayne Murphey and Registrant.

     10.14* Employment Agreement between Wayne Murphey and Registrant.

     16.1*  Letter from Barry Friedman, CPA dated May 24, 2000 filed as Exhibit
            16.2 to Form 10-SB.

     21.1*  Subsidiaries of Registrant

     27.1   Financial Data Schedule

---------------------

* Incorporated by reference from Registrant's Registration Statement on Form 10-SB filed (File No. 0-28733).