Form 10QSB/A
period 2000-03-31
YOUTICKET COM INC
filed 2000-07-17
CIK 1100080

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB/A
                               (Amendment No. 1)

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

5.   CONTINGENCIES

     The Company is party to legal claims arising in the normal course of business. In the opinion of management, resolution of such matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

6.   LONG-TERM LIABILITIES

     Long-term liabilities increased in the first quater of 2000 by $125,000 upon the Company issuing a convertible note in January 2000, payable to a company controlled by a stockholder of the Company. This note bears interest at a rate of 10%, is due in December 2001 and is convertible into shares of the Company's common stock at the rate of 60% of the price of a share of common stock on the date of conversion.

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

         Selling, General and Administrative expenses increased by $354,178, during the three months ended March 31, 2000, compared to 1999. The cash expenses during the 2000 period were principally the costs associated with developing the website, salaries, rent, professional fees, limited selling and marketing costs and general overhead. The non-cash expenses during the 2000 period were for the issuance of shares of common stock to compensate a financial public relations firm which the company engaged. The services of this firm commenced in the first quarter of 2000. The expense taken in the period for the issuance of these shares was $256,250. There will be additional expenses for continuing services of this firm which will be recorded in future periods to reflect additional issuances of common stock

          Amortization of Goodwill was $ 43,202. Net purchase price of Visitcom was $ 750,000. The cost in excess of the fair market value of the net assets acquired was $ 1,204,623, which is being amortized on a straight-line basis over seven years.

         Net Losses for the first quarter of 2000 were $478,976 as compared to $51,723 in the same period for 1999. The increase in the net loss of $427,253 was attributable to the costs of operations and the cost of revenues exceeding revenues. Operational expenses will continue to exceed revenues in the future. In an effort to improve its financial position, the company has made cutbacks in the use of outside providers. Some of these requirements were replaced using internal employees. Overall, these expenses were reduced in the quarter. The company has also cutback on personnel, thereby reducing salaries and hourly wages, and the company has reduced professional fees. Despite the savings in these areas which the company will experience in the second quarter and beyond, the company will have significant additional expenses in the second quarter for the issuance of stock to the financial relations provider and for the purchase of equipment. Moreover, in the future, when it has additional capital, it should be anticipated that in addition to ordinary increases in expenses associated with growth of the business, it will have significant additional marketing and advertising expenses. Overall, the company expects that it will continue to experience net losses well into the future.

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

         The company received a going concern opinion on its financial statements for the year ended December 31, 2000. The company expects that its financial condition will continue to require consideration of this opinion in the future. In the short term the company will not be able to cover expenses from its operating revenues and expenses will continue to grow slightly faster than revenues. The company has reduced certain cash expenses and will continue to seek other reductions of its cash expenses, but it does not believe that its cash receipts will exceed its expenses in the near term as it continues to grow its business. In the long term, the company will need capital to continue its operations and to fund its growth. To the extent it is able, the company will cover its working capital needs from the sale of securities and borrowings. The company will continue to monitor its capital requirements and its ability to raise capital. There is no assurance that the company will be able to continue in business.

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

                                             YOUTICKET.COM, INC,

                                                /s/ Leanna Sidhu
Date:  July 14, 2000                          By:_______________________
                                                Leanna Sidhu
                                                President

                                                /s/ Maria Burkholder
Date:  July 14, 2000                          By:_______________________
                                                 Maria Burkholder
                                                 Principal Accounting Officer