Form 10QSB
period 2000-06-30
YOUTICKET COM INC
filed 2000-08-18
CIK 1100080

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 5(d) OF THE SECURITIES ACT OF 1934:

                  For the Quarterly Period ended June 30, 2000

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 30, 2000, 16,150,000 shares of the Issuer's Common Stock were outstanding.

                               YOUTICKET.COM, INC.


PART  I.  FINANCIAL INFORMATION                                       Page No.

Item 1.   Consolidated Financial Statements:

          Consolidated Balance Sheets (Unaudited) as of
                 June 30, 2000 and December 31, 1999                     3

           Consolidated Statements of Operations (Unaudited)
                 for the Three Months Ended June 30, 2000
                 and 1999 and for the Six Months Ended
                 June 30, 2000 and 1999                                  4

           Consolidated  Statements of Cash Flows (Unaudited)
                for Six Months Ended June 30, 2000 and 1999              5

           Notes to Consolidated Financial Statements                    6


Item 2.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operation                      8

PART  II.  OTHER - INFORMATION

                 Item 6 - Exhibits and Reports on Form 8-K               10

                               YouTicket.Com, Inc.
                           Consolidated Balance Sheet
                                  June 30, 2000
                                   (Unaudited)

                                                       June 30,     December 31,
                                                        2000            1999
                                                     -----------    ------------
Assets

Current Assets
Cash                                                 $    10,310    $    18,360
Accounts Receivable                                       12,701         35,457
Other Current Assets                                      12,516         17,722
                                                     -----------    -----------

Total Current Assets                                      35,527         71,539
                                                     -----------    -----------

Property and Equipment                                    52,244         12,472
Goodwill, net of amortization of $172,449              1,032,173      1,118,578

Total Assets                                         $ 1,119,944      1,202,589
                                                     ===========    ===========

Liabilities and Shareholder's Deficit

Current Liabilities
Accounts Payable                                         320,112        338,603
Accrued Expenses                                         145,250         13,494
Notes Payable                                             75,000           -
Accrued Compensation                                      66,860         62,052
                                                     -----------    -----------

Total Current Liabilities                                607,222        414,149
                                                     -----------    -----------

Long Term Liabilities
Convertible Notes Payable                                125,000           -
                                                     -----------    -----------

Total Liabilities                                        732,222        414,149
                                                     ===========    ===========

Shareholder's Equity
Common Stock, .0001 par Value,
100,000,000 shares authorized,
27,477,140 shares issued and
16,150,000 shares outstanding                              1,615          1,495
Additional Paid in Capital                             2,145,209      1,719,074
Deferred Compensation                                    (83,063)      (116,367)
Treasury Stock (11,327,140 at cost)                     (193,750)      (193,750)
Accumulated Deficit                                   (1,482,289)      (622,012)
                                                    ------------    -----------
Total Shareholder's Equity                          $    387,722    $   788,440
                                                    ============    ===========

Total Liabilities and Shareholder's Equity           $ 1,119,944    $ 1,202,589
                                                     -----------    -----------


          See accompanying notes to Consolidated Financial Statements

                               YouTicket.Com, Inc.
                      Consolidated Statements of Operations
                For the three months ended June 30, 2000 and 1999
                                   (Unaudited)

                           ----------------------------------------------------
                            Three Months Ended            Six Months Ended
                           ----------------------------------------------------

                            June 30,     June 30,       June 30,     June 30,
                              2000         1999           2000         1999
                           -----------  ------------  ------------  ------------
Revenue                   $     76,932  $     89,074  $    171,499  $   178,148

Cost of Revenue                 54,596        49,878       139,841       99,757
                          ------------  ------------  ------------  ------------

Gross Profit                    22,336        39,196        31,658       78,391
                          ------------  ------------  ------------  ------------

Selling, General
and Administrative
Expenses                       360,435        90,919       805,530      199,553

Amortization of Goodwill        43,202          --          86,405         --
                          ------------  ------------  ------------  ------------

Net Loss                  $   (381,301) $    (51,723) $   (860,277) $  (121,162)
                          ------------  ------------  ------------  ------------

Net Loss per common share        (0.02)        (.005)        (0.05)       (0.01)
                          ============  ============  ============  ============

Weighted average number
of common shares
outstanding (basic and
diluted)                    16,077,645    10,000,000    15,734,788   10,289,451
                          ============  ============  ============  ============



          See accompanying notes to Consolidated Financial Statements

                               YouTicket.Com, Inc.
                      Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 2000 and 1999
                                   (Unaudited)

                                                         June 30,      June 30,
                                                           2000         1999
                                                        -----------   ----------
Cash flows form operating activities
Net Loss                                                $(860,277)    $(121,162)
Adjustments to reconcile net
loss to net cash used in
operating activities:
Stock Issued for Services                                 426,255          -
Depreciation and amortization                              91,113          -
Deferred Compensation                                      33,304          -

Changes in operating assets and liabilities
Accounts Receivable                                        22,756         4,117
Other Assets                                                5,206        (3,971)
Accounts Payable                                          (18,492)      101,510
Accrued Expenses                                          131,757          -
Accrued Compensation                                        4,808          -
                                                        ---------     ---------

Net cash used in operating activites                     (163,570)      (19,506)
                                                        ---------     ---------

Cash flow from investing activities
Purchase of property and equipment                        (44,480)         (300)
                                                        ---------     ---------

Cash flows from financing activities
Bank Overdraft                                               -           (3,094)
Proceeds from Notes Payable                               200,000        25,000

Net cash provided by financing
activities                                                200,000        21,906
                                                        ---------     ---------

Increase/(Decrease in Cash)                                (8,050)        2,100

Cash, beginning of period                                  18,360          -

Cash, end of period                                     $  10,310     $   2,100
                                                        =========     =========


        See accompanying notes to Consolidated Financial Statements

                               YOUTICKET.COM, INC.
                                   FORM 10-QSB

                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

                                  JUNE 30, 2000

1.   BASIS OF PRESENTATION:

     The Unaudited Consolidated Financial Statements included herein have been prepared by Registrant and include all normal and recurring adjustments which are, in the opinion of Management, necessary for a fair presentation, of the financial position at June 30, 2000 and December 31, 1999.The results of operations are for the three and six months ended June 30, 2000 and 1999. The statement of cash flows are for the six months ended June 30, 2000 and June 30, 1999 pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements include the accounts of Youticket.com and any wholly-owned subsidiary. All material intercompany accounts and transactions have been eliminated. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made in these financial statements are adequate to make the information presented not misleading when read in conjunction with the financial statements and notes thereto included in the Company's latest audited financial statements which were included in the Form 10-SB filed with the SEC. Certain reclassifications of prior year amounts have been made to conform to current year presentations. The results of operations for the subject periods are not necessarily indicative of the results for the entire year.

2.   COMPANY

     The Company was organized May 9, 1996, under the laws of the State of Nevada, as BNE Associates, Inc. On June 30, 1999, the Company acquired Visitcom, Inc. ("Visitcom") and the Company changed its name to Youticket.com, Inc., (the "Company").

     The Company operates an Internet show and tour ticketing website, www.youticket.com, for the Las Vegas market. On May 20, 2000, Youticket.com terminated their contract with Venetian Hotel and Ticketmaster and established their own internal ticketing system. On June 1, 2000, in conjunction with Goalnet Inc. of Japan, Youticket.com launched a Japanese website, www.youticketjapan.com. In addition to selling tickets through its website, Youticket.com also enables customers to purchase its products via its toll-free telephone numbers.

3.   LOSS PER SHARE

     Basic earnings per share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the basic shares outstanding and all dilutive securities, including stock options, but does not include the impact of potential common shares which would be antidilutive. These dilutive securities were anti-dilutive in 1999 and as of June 30, 2000.

                               Three Months Ended          Six Months Ended
--------------------------------------------------------------------------------
                             June 30,       June 30,    June 30,      June 30,
                               2000           1999        2000          1999
--------------------------------------------------------------------------------

Loss                         (381,301)     (51,723)    (860,277)    (121,162)

Weighted number of
common Shares
outstanding                16,077,645   10,000,000   15,734,788   10,289,451

Effect of diluted
securities                       -           -             -            -

Basic and diluted
loss per share                   (.02)       (.005)        (.05)        (.01)


     For the three and six ended June 30, 2000, potential dilutive securities representing 2,005,000 outstanding stock options and warrants are not included in the earnings per share calculation since their effect would be antidilutive.

4.   STOCK ISSUANCE

     On January 24, 2000 we issued 500,000 shares of common stock to Stockbroker Relations of Colorado, Inc. in payment of services through that date. On February 7, 2000, we issued an additional 100,000 shares of common stock respectively, to Stockbroker Relations of Co., Inc in payment of services through that date. The aggregate value of the services, based on the stock price on the dates of issuance, was $256,250.

     On April 11, 2000 we issued 500,000 shares of common stock to Stockbroker Relations of Colorado, Inc, in payment of services through that date. The aggregate value of the services, based on the stock price on the dates of issuance was $171,900.

     On April 18, 2000 we issued 100,000 shares to Easy Computer Systems in payment for an internal computerized ticketing system. The aggregate value was $30,000 based on a offering price of .30 per share.

5.   CONTINGENCIES

     The Company is party to legal claims arising in the normal course of business. In the opinion of management, resolution of such matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

6.   CURRENT LIABILITIES

     Current liabilities increased in the second quarter of 2000, upon the company issuing a $75,000 convertible note on April 11, 2000, payable to a stockholder of the Company. This note bears interest at a rate of 8%, is due on April 12, 2001. This note is convertible into shares of the company's common stock at a price of .10 per share.

7.   LONG-TERM LIABILITIES

     Long-term liabilities increased in the first quarter of 2000, upon the Company issuing a $125,000 convertible note in January 2000, payable to a company controlled by a stockholder of the Company. This note bears interest rate of 10%, is due in December 2001 and is convertible into shares of the Company's common stock at the rate of 60% of the price of a share of common stock on the date of conversion.

8.   STOCK OPTIONS

     During the six months ended June 30, 2000, the Company granted 100,000 stock options to a Board member and 300,000 to an employee.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

     Overview

     Because we continue to develop our website products and services, we are still in the early stages of development. Therefore, selected financial data would not be meaningful. Reference is made to the financial statements elsewhere in the document. Included in the document are the unaudited financial statements for the three and six months ended June 30, 2000 and 1999.

     Results of Operations

     Revenues decreased by $12,142 down 13% (from $89,074 to $76,932) during the three-month period ended June 30, 2000, compared to the same period in 1999. The revenues for the six months ended June 30, 2000 decreased by $ 6,649 down 3% ($178,148 to $171,499) as compared to the same period in 1999. The decrease in revenue is attributable to reduced ticket sales on our website during the period.

     The cost of revenue increased by $ 4,718 up 9% (from $49,878 to $54,596) during the three-month period ended June 30, 2000, compared to the same period in 1999. The cost of revenue for the six months ended June 30, 2000 increased by $40,084 up 40% (from $99,757 to $139,841) as compared to the same period in 1999. The increase in the cost of revenue was attributable to higher cost of show and tour tickets, commissions, fees, box-office management for special events and operating our website.

     Gross profit decreased by $16,860 down by 43% (from $39,196 to $22,336) during the three-month period ending June 30, 2000, compared to the same period in 1999. The gross profit for the six months ended June 30, 2000 decreased by $46,733 down by 59% (from $78,391 to $31,658), as compared to the same period in 1999. The decrease in margins was attributable to low sales volume, higher cost of show and tour tickets, commissions, fees, box-office management for special events and operating our website.

     Selling, General and Administrative expenses increased by $269,516 during the three-month period ended June 30, 2000, as compared to the same period in 1999. For the six months ended June 30, 2000, these expenses increased by $605,977 as compared to the same period in 1999. The cash expenses during the 2000 period were principally the costs associated with developing the website, salaries, rent, professional fees, limited selling and marketing costs and general overhead. The non-cash expenses during the period of 2000 were for issuance of shares of common stock to compensate a financial public relations firm, which the company engaged. The services of this firm for the first quarter and second quarter was $256,250 and $ 171,900. There will be additional expenses if we continue with this firm, which will be recorded in future periods to reflect issuance of stock.

     Amortization of Goodwill was $43,202 for the three-month ended June 30, 2000 and $ $ 86,405 for the six months ended June 30, 2000. Net purchase price of Visitcom was $750,000. The cost in excess of the fair market value of the net assets acquired was $1,204,623, which is being amortized on a straight-line basis over seven years.

     Net Losses for the second quarter of 2000 were $381,301 as compared to $51,723 in the same period for 1999. For the six months ended June 30, 2000, the net loss was $860,277 as compared to $121,162 for the same period in 1999. The increase in net loss was attributable to the costs of operations and cost of revenues exceeding revenues. Operational expenses will continue to exceed revenues in the future. In an effort to improve its financial position, the company has made several cutbacks in costs. These include but are not limited to, reduction in outside providers, personnel and professional fees. Despite savings in these areas, expenses will continue to exceed revenues as we expand our business. Moreover, in the future, when it has additional capital, the Company should anticipate that in addition to ordinary expenses associated with the growth of the business, it will have significant additional marketing and advertising expenses. Overall, the company expects that it will continue to experience net losses well into the future.

     Liquidity and Capital Requirements.

     The working capital of YouTicket.com at June 30, 2000 was a deficit of $ 571,695. We will require additional capital financing to continue to develop our business. Capital funds are required for operating losses and to further our website development, marketing, and strategic alliances and acquisitions. We have determined that the funds needed for full implementation of our current business plan will be substantial. If we are unable to raise capital or increase our revenues, we will have to curtail aspects of our business plan and operations or cease our operations altogether. We are reviewing our immediate capital requirements and consulting with investment banking professionals with a view towards raising additional equity capital. We have no specific plans or agreements for raising capital at this time.

     The company received capital proceeds of $200,000 during the six months ended June 30, 2000 from the issuance of two convertible notes.

     The company received a going concern opinion on its financial statements for the year ended December 31, 1999. The company expects that its financial condition will continue to require consideration of this opinion in the future. In the short term, the company will not be able to cover expenses from its operating revenues and expenses will continue to grow slightly faster than revenues. The company has reduced certain cash expenses and will continue to seek other reductions of its cash expenses, but it does not believe that its cash receipts will exceed its expenses in the near term as it continues to grow its business. In the long term, the company will need capital to continue its operations and to fund its growth. To the extent it is able, the company will cover its working capital needs from the sale of securities and borrowings. The company will continue to monitor its capital requirements and its ability to raise capital. There is no assurance that the company will be able to continue in business.

     Forward-Looking Statements

     When used in this Form 10-QSB and in future filings by Youticket.com with the Securities and Exchange Commission, words or phrases "will likely result," "management expects," "will continue," "is anticipated," "plans," "believes," "estimates," "seeks," variation of such words and similar expressions are intended to identify such forward-looking statements within the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date described below. Actual results may differ materially from historical earnings and those presently anticipated or projected. Youticket.com has no obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

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

                                                YOUTICKET.COM, INC,

                                                   /s/ Leanna Sidu
Date:  August 17, 2000                         By:_______________________
                                                    Leanna Sidhu
                                                    President

                                                    /s/ Maria Burkholder
Date:   August ___, 2000                        By:_______________________
                                                    Maria Burkholder
                                                    Principal Accounting Officer