Form 10QSB
period 2000-09-30
YOUTICKET COM INC
filed 2000-11-20
CIK 1100080

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 5(d) OF THE SECURITIES ACT OF 1934:

                  For the Quarterly Period ended September 30, 2000

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


Indicate by check mark whether the registrant (1) has filed has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.       YES   _X___         NO   ___


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 30, 2000, 17,246,000 shares of the Issuer's Common Stock were outstanding.

                               YOUTICKET.COM, INC.


PART  I.  FINANCIAL INFORMATION                                         Page No.

Item 1.   Consolidated Financial Statements:

          Consolidated Balance Sheets (Unaudited) as of
             September 30, 2000 and December 31, 1999                     3

          Consolidated Statements of Operations (Unaudited)
             for the Three Months Ended  September 30, 2000
             and 1999 and for the Nine Months Ended
             September 30, 2000 and 1999                                  4

           Consolidated Statements of Cash Flows(Unaudited)
             for Nine Months Ended September 30, 2000 and 1999            5

           Notes to Consolidated Financial Statements                     6


Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operation                           8

PART  II.  OTHER - INFORMATION                                           11

           Item 5 - Other Information                                    12

           Item 6 - Exhibits and Reports on Form 8-K                     14

                               YouTicket.Com, Inc.
                           Consolidated Balance Sheet
                               September 30, 2000
                                   (Unaudited)

                                                    September 30    December 31,
                                                       2000            1999
                                                    -----------     -----------
Assets

Current Assets
Cash                                                $     1,221     $    18,360
Accounts Receivable                                       1,947          35,457
Other Current Assets                                     14,624          17,722
                                                    -----------     -----------

Total Current Assets                                     17,792          71,539
                                                    -----------     -----------

Property and Equipment                                   49,356          12,472
Goodwill, net of amortization of $172,449                     -       1,118,578

Total Assets                                        $    67,148     $ 1,202,589
                                                    ===========     ===========

Liabilities and Shareholder's Deficit

Current Liabilities
Accounts Payable                                        246,161         338,603
Accrued Expenses                                        141,680          13,494
Notes Payable                                                 -               -
Accrued Compensation                                     66,860          62,052
                                                    -----------     -----------

Total Current Liabilities                               454,701         414,149
                                                    -----------     -----------

Long Term Liabilities
Convertible Notes Payable                               169,630               -
                                                    -----------     -----------

Total Liabilities                                       624,331         414,149
                                                    -----------     -----------

Shareholder's Equity
Common Stock, .0001 par Value,
100,000,000 shares authorized,
28,573,140 shares issued and
17,246,000 shares outstanding                             1,725           1,495
Additional Paid in Capital                            2,263,099       1,719,074
Deferred Compensation                                   (59,219)       (116,367)
Treasury Stock (11,327,140 at cost)                    (193,750)       (193,750)
Accumulated Deficit                                  (2,569,038)       (622,012)

Total Shareholder's Equity                             (557,183)        788,440
                                                    -----------     -----------

Total Liabilities and Shareholder's Equity          $    67,148     $ 1,202,589
                                                    ===========     ===========


          See accompanying notes to Consolidated Financial Statements

                               YouTicket.Com, Inc.
                      Cnsolidated Statements of Operations
             For the three months ended September 30, 2000 and 1999
                                   (Unaudited)

                                                  ------------------------------------------------------------------
                                                       Three Months Ended                  Nine Months Ended
                                                  ------------------------------------------------------------------
                                                   September 30    September 30      September 30       September 30
                                                      2000             1999             2000                1999
                                                   ----------       ----------      ------------        ------------
Revenue                                             $ 28,615         $ 24,049         $ 200,114            $ 72,148

Cost of Revenue                                       16,959           17,165           156,799              51,494
                                                   ----------       ----------      ------------        ------------

Gross Profit                                          11,656            6,885            43,314              20,654
                                                   ----------       ----------      ------------        ------------

Selling, General and Administrative Expenses          66,232          136,130           871,762             408,391

Amortization of Goodwill                           1,032,173           43,023         1,118,578              43,022
                                                   ----------       ----------      ------------        ------------

Net Loss                                         $(1,086,749)      $ (129,246)     $ (1,947,026)         $ (430,759)
                                                   ==========      ==========       ===========          ==========

Net Loss per common share                              (0.06)           (.009)            (0.12)              (0.04)
                                                   =================================================================
Weighted average number of common shares
outstanding (basic and diluted)                    16,777,557       13,673,739       16,024,948          11,088,049
                                                   =================================================================





          See accompanying notes to Consolidated Financial Statements

                              YouTicket.Com, Inc.
                      Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 2000 and 1999
                                   (Unaudited)

                                                    September 30,  September 30,
                                                        2000           1999
                                                    -------------  ------------

Cash flows form operating activities
    Net Loss                                      $(1,947,026)    $  (430,759)
    Adjustments to reconcile net loss to
    net cash used in operating activities:
    Stock Issued for Services                         544,255               -
    Depreciation and amortization                   1,125,774       44,906.00
    Non-cash charges related to equity
    issuances                                                      151,376.00
    Deferred Compensation                              57,148               -
Changes in operating assets and liabilities
    Accounts Receivable                                33,510          (3,473)
    Other Assets                                        3,098         (16,918)
    Accounts Payable                                  (92,446)         31,113
    Accrued Expenses                                  128,186          83,624
    Notes Payable                                     (80,366)              -
    Accrued Compensation                                4,808          66,860
                                                  -----------     -----------

Net cash used in operating activites                 (223,059)        (73,271)
                                                 ------------     -----------

Cash flow from investing activities
    Purchase of property and equipment                (44,080)              0
                                                 ------------     -----------
Cash flows from financing activities
    Bank Overdraft                                          -               0
    Capital Contribution                                    -          16,822
    Proceeds from Notes Payable                       250,000         293,750
    Purchase of treasury stock                              -        (193,750)

    Net cash provided by financing
    activities                                        250,000         116,822
                                                 ------------     -----------

    Increase/(Decrease in Cash)                       (17,139)         43,551

    Cash, beginning of period                          18,360               -

    Cash, end of period                           $     1,221     $    43,551
                                                 ============     ===========


        See accompanying notes to Consolidated Financial Statements

                               YOUTICKET.COM, INC.
                                   FORM 10-QSB

                              NOTES TO CONSOLIDATED

                              FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000

1.   BASIS OF PRESENTATION:

     The Unaudited Consolidated Financial Statements included herein have been prepared by Registrant and include all normal and recurring adjustments which are, in the opinion of Management, necessary for a fair presentation, of the financial position at September 30, 2000 and December 31, 1999.The results of operations are for the three and nine months ended September 30, 2000 and 1999. The statement of cash flows are for the nine months ended September 30, 2000 and September 30, 1999 pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements include the accounts of Youticket.com any wholly-owned subsidiary. All material intercompany accounts and transactions have been eliminated. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made in these financial statements are adequate to make the information presented not misleading when read in conjunction with the financial statements and notes thereto included in the Company's latest audited financial statements which were included in the Form 10-SB filed with the SEC. Certain reclassifications of prior year amounts have been made to conform to current year presentations. The results of operations for the subject periods are not necessarily indicative of the results for the entire year.

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

3.   LOSS PER SHARE

     Basic earnings per share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the basic shares outstanding and all dilutive securities, including stock options, but does not include the impact of potential common shares which would be antidilutive. These dilutive securities were anti-dilutive in 1999 and as of September 30, 2000.

                                    Three Months Ended      Nine Months Ended
-------------------------------------------------------------------------------
                             Sept 30,      Sept 30,      Sept 30,       Sept 30,
                               2000          1999          2000           1999
-------------------------------------------------------------------------------

Loss                       (1,086,749)     (129,246)   (1,947,026)     (430,759)

Weighted number of
 common Shares
 outstanding               16,777,557    13,673,739    16,024,948    11,088,049

Effect of diluted
 securities                      --            --

Basic and diluted
 loss per share                  (.06)        (.009)         (.12)         (.04)


     For the three and nine months ended September 30, 2000 , potential dilutive securities representing 2,005,000 outstanding stock options and warrants are not included in the earnings per share calculation since their effect would be antidilutive.

4.   STOCK ISSUANCE

     On January 24, 2000 we issued 500,000 shares of common stock to Stockbroker Relations of Colorado, Inc. in payment of services through that date. On February 7, 2000, we issued an additional 100,000 shares of common stock to Stockbroker Relations of Co., Inc in payment of services through that date. The aggregate value of the services, based on the stock price on the dates of issuance, was $ 256,250.

     On April 11, 2000 we issued 500,000 shares of common stock to Stockbroker Relations of Colorado, Inc, in payment of services through that date. The aggregate value of the services, based on the stock price on the date of issuance was $ 171,900.

     On April 18, 2000 we issued 100,000 shares of common stock to Easy Computer Systems in exchange for an internal computerized ticketing system. The aggregate value was $30,000 based on a offering price of $.30 per share.

     On August 2, 2000 we issued 53,333 shares to Chris Grobl in payment for legal services for 1999. The aggregate value of the services was $ 10,000 based on an offering price of $.1875.

     On August 2, 2000 we issued 42,667 shares to David Hope in payment for consulting services for 1999. The aggregate value of the services was $ 8,000 bases on an offering price of $.1875.

     On August 21, 2000 we converted a note for $ 25,000 and a note for $ 75,000 due to Roy Meadows into 1,000,000 shares of common stock . The aggregate value was $100,000 based on an offering price of .10.

5.   CONTINGENCIES

     The Company is party to legal claims arising in the normal course of business. In the opinion of management, resolution of such matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

6.   CURRENT LIABILITIES

     Current liabilities decreased in the third quarter of 2000, upon the company converting a $75,000 note into 750,000 shares of common stock at an offering price of .10 to a stockholder of the Company. Also the company wrote off $40,000 in erroneous accounts payable of Visitcom, Inc. from prior year.

7.   LONG-TERM LIABILITIES

     In the first quarter of 2000 the Company issued a $ 125,000 convertible note in January 2000, payable to a company controlled by a stockholder of the Company. This note bears interest rate of 10%, is due in December 2001 and is convertible into shares of the Company's common stock at the rate of 60% of the price of a share of common stock on the date of conversion.

     Long term liabilities increased in the third quarter of 2000, upon the company issuing two convertible notes totaling $ 25,000 to stockholders of the company. These notes bears interest rate of 8%, are due in May 2002. The company also issued a $ 19,630 promissory note to a former officer of the company for reimbursable expenses incurred while in office.

8.   STOCK OPTIONS

     During the nine months ended September 30, 2000, the Company granted 150,000 stock options to a Board member and 300,000 to a former employee.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

     Overview

     Because we continue to develop our website products and services, we are still in the earlier stages of operations. Therefore, selected financial data would not be meaningful. Reference is made to the financial statements elsewhere in the document. Included in the document are the unaudited financial statements for the three and nine months ended September 30, 2000 and 1999.

     Results of Operations

     Revenues increased by $ 4,566 up 18% (from $ 24,049 to $ 28,615) during the three-month period ended September 30, 2000, compared to the same period in 1999. The revenues for the nine months ended September 30, 2000 increased by $ 127,966 up 177% ($ 72,148 to $ 200,114) as compared to the same period in 1999. The increase in revenue is attributable to higher ticket sales and the reorganization of the company.

     The cost of revenue decreased by $ 206.00 down .01% (from $ 17,165 to $ 16,959) during the three-month period ended September 30, 2000, compared to the same period in 1999. The cost of revenue for the nine months ended September 30, 2000 increased by $ 105,305 up 200% (from $ 51,494 to $156,799) as compared to the same period in 1999. The increase in the cost of revenue was attributable to higher revenue volume.

     Gross profit increased by $ 4,771 up 69% (from $ 6,885 to $ 11,656 ) during the three-month period ending September 30, 2000, compared to the same period in 1999. The gross profit for the nine months ended September 30, 2000 increased by $ 22,660 up by 109% (from $ 20,654 to $ 43,314), as compared to the same period in 1999. The increase in margins was attributable to higher revenue volume.

     Selling, General and Administrative expenses decreased by $ 66,232 during the three-month period ended September 30, 2000, as compared to the same period in 1999. For the nine months ended September 30, 2000, these expenses increased by $ 463,371 as compared to the same period in 1999. The cash expenses during the 2000 period were principally the costs associated with developing the website, salaries, rent, professional fees, limited selling and marketing costs and general overhead. The non-cash expenses during the period of 2000 were for issuance of shares of common stock to compensate a financial public relations firm, which the company engaged. The services of this firm for the first quarter and second quarter was $ 256,250 and $ 171,900. There will be additional expenses if we continue with this firm, which will be recorded in future periods to reflect issuance of stock.

     Amortization of Goodwill was $ 1,032,173 for the three-month ended September 30, 2000 and $ 1,118,578 for the nine months ended September 30, 2000. Since it had been a year since acquisition of Visitcom and we have had continued losses, we have written off Goodwill. Net purchase price of Visitcom was $ 750,000. The cost in excess of the fair market value of the net assets acquired was $ 1,204,623.

     Net Losses for the third quarter of 2000 were $ 1,086,749 as compared to $ 129,246 in the same period for 1999. For the nine months ended September 30, 2000, the net loss was $ 1,947,026 as compared to $ 430,759 for the same period in 1999. The increase in net loss was attributable to the costs of operations and cost of revenues exceeding revenues. Operational expenses will continue to exceed revenues in the future. In an effort to improve its financial position, the company has made several cutbacks in costs. These include but are not limited to, reduction in outside providers, personnel and professional fees. Despite savings in these areas, expenses will continue to exceed revenues as we expand our business. Moreover, in the future, when it has additional capital, it should anticipate that in addition to ordinary expenses associated with the growth of the business, it will have significant additional marketing and advertising expenses. Overall, the company expects that it will continue to experience net losses well into the future.

     Liquidity and Capital Requirements.

     The working capital of YouTicket.com at September 30, 2000 was a deficit of $ 436,909. We will require additional capital financing to continue to operate our business and implement our plans for expansion. Capital funds are required for operating losses and to further our website development, marketing, and strategic alliances and acquisitions. We have determined that the funds needed for full implementation of our current business plan will be substantial. If we are unable to raise capital or increase our revenues, we will have to curtail aspects of our business plan and operations or cease our operations altogether. We are reviewing our immediate capital requirements and consulting with investment banking professionals with a view towards raising additional equity capital. We have no specific plans or agreements for raising capital at this time.

     The company received capital proceeds of $250,000 during the nine months ended September 30, 2000 from the issuance of five convertible notes. On October 30, 2000 the company entered into a commitment to borrow $ 125,000 from a private lender. The company borrowed $ 25,000 on November 14,2000 and may borrow $10,000 per month thereafter. See Section - Other Information.

     The company received a going concern opinion on its financial statements for the year ended December 31, 1999 expressing substantial doubt about the company's ability to continue as a going concern. The company's financial condition will require consideration of this opinion in each quarter and yearly fiscal period. In the short term, the company will not be able to cover expenses from its operating revenues and expenses will continue to grow slightly faster than revenues. The company has reduced certain cash expenses and will continue to seek other reductions of its cash expenses, but it does not believe that its cash receipts will exceed its expenses in the near term. The company will need capital to continue its operations and to fund any growth it undertakes. To the extent it is able, the company will cover its working capital needs from the sale of securities and borrowings. There can be no assurance that the company will raise any capital. The company will continue to monitor its capital requirements and its ability to raise capital. There is no assurance that the company will be able to continue in business.

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

PART II - OTHER INFORMATION

Item 5.  Other Information

         On October 30, 2000, by action of the board of directors, the number of persons comprising the board was increased from three persons to five persons. As a result of this action and a previous resignation, there were then three vacancies on the board of directors. The three positions were filed by the two remaining directors as provided in the by-laws and Nevada corporate law by the appointment of Messrs. Donald A. Mitchell, Jeffrey M. Harvey and Byron Rambo.

         On October 30, 2000, the company obtained a commitment from Mr. Roy Meadows to borrow $125,000 which is evidenced by a convertible negotiable promissory note executed by the company. The loans are scheduled to be made over time, the first loan to be in the amount of $25,000 upon the signing of the note and then $10,000 on the first day of each month commencing November 1, 2000 for the next ten months, ending on August 1, 2001 The note is payable on December 16, 2001 for the full amount of the commitment and bears interest at the rate of 10% per annum. The note is prepayable with a ten percent premium. The outstanding amounts due on the note are convertible at the option of the holder into shares of common stock at any time and from time to time by dividing the dollar amount by the greater of (i) 80% of the average closing bid price of the common stock for the five consecutive trading days ending two days prior to the date of conversion or (ii) $.005. If the full amount of the commitment is borrowed under the note and the common stock is not trading, the company could be asked by the holder to convert the note into in excess of 25,000,000 shares of common stock. The company is obligated to reserve sufficient shares for the possible conversion of the note which may prevent the company from obtaining financing by the sale of common stock or securities convertible into common stock from any other sources.

         On October 30, 2000, the company entered into an investment banking agreement with International Investment Banking, Inc. Under the agreement, IIB will provide investment banking and financial services to the company. The agreement is for a period of two years, renewable for successive one year terms unless terminated. Pursuant to the agreement, Mr. Donald A. Mitchell, a director of the company, is appointed by IIB as a consultant to oversee and to execute the terms and conditions of the agreement on its behalf. As part compensation for the services under the IIB investment banking agreement, the company is obligated at the signing of the agreement to issue to IIB 4,000,000 shares of common stock to IIB and to Mr. Mitchell 2,000,000 shares of common stock. In addition the company is obligated to pay to IIB $10,000 per month throughout the term of the agreement. The first three payments are to be paid in cash on the sixtieth day after signing the agreement. The agreement also calls for the escrow of additional shares of common stock which may be used to pay the monthly fee.

         Under the Investment Banking Agreement, IIB is to produce a business plan and pay IIB $10,000, of which $5,000 is due on the signing of the agreement. In consideration of IIB participating in and managing merger and acquisition transactions for the company, the company will pay to IIB a success fee in the amount of either (i) five percent of the gross value of any merger or acquisition consummated with a target that was identified or introduced to the company by IIB or (ii) two and one-half percent of the gross value of any merger or acquisition consummated with any target not identified or introduced by IIB. All fees, and reasonable out of pocket expenses shall be paid to IIB at the closing in like consideration.

         In connection with any raise of capital by the company using a private placement memorandum prepared with the help of IIB for a fee of $25,000 and reimbursement of expenses, the company will pay IIB a success fee in the form of free trading shares of common stock in four equal payments over the expected time period to complete the offering as set forth below:


           Estimated Opening                             Each Additional
           Estimated Opening           First             $1,000,000 or
           Offer Price of              $1,000,000        Fraction
           Each Share                  Raised            Thereof Raised
           ----------------------     ---------------    ----------------

           Less then $1.00            200,000 shares     150,000 shares

           Between $1.01 and $5.00    125,000 shares     95,000 shares

           Greater than $5.00         30,000 shares      20,000 shares

         On October 30, 2000, the company entered into a consulting agreement with Stockbroker Presentations, Inc. SPI will provide services related to advising the company with respect to market maker and broker relations and information services. The term of the agreement is 12 months, commencing on the payment of the fees specified in the agreement. The agreement calls for the issuance of 500,000 shares at the signing of the contract and 200,000 shares of common stock to be issued monthly for the first six months of the term of the agreement. In addition, the company is obligated to issue an option to purchase 4,000,000 shares of common stock to SPI, exercisable at $.05 for an unspecified term. The company has given SPI piggyback registration rights for all the shares issued as compensation under the agreement. The company has further agreed that it will not reorganize, transfer assets, consolidate, merge, dissolve, issue or sell securities or take any other act that dilutes the securities issued to SPI. Moreover, for a period of six months, the company will not enter into any transaction including reorganize, transfer assets, consolidate, merge, dissolve, issue or sell securities including additional shares or other voluntary action with the exception to the terms and conditions of the contract between the company and IIB. Unless the company obtains a waiver of this restriction, it will not be able to sell additional securities for any reason

         Because of the aforementioned issuances of common stock and the commitments to issue common stock, the company may not have sufficient shares of common stock available to meet its obligations or be able to issue common stock or securities convertible into common stock to raise capital to fund its operations. The securities described above also may impair the company's ability to raise capital from lending and equity sources and may adversely affect the trading market for the common stock of the company.

         The above transactions may be considered a change of control of the company.

Item 6.  Exhibits and Reports on Form 8-K

Reports on Form 8-K: None

Exhibit No.       Exhibit

(27.1)   Financial Data Schedule

                                   Signatures

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           YOUTICKET.COM, INC,

                                                /s/ Maria Burkholder
Date:  November 20, 2000                    By:____________________________
                                               Maria Burkholder
                                               Principal Accounting Officer

                                                /s/ Virginia Thompson
Date:  November 20, 2000                    By:____________________________
                                               Virginia Thompson
                                               Director