Form 10KSB
period 2000-12-31
YOUTICKET COM INC
filed 2001-04-13
CIK 1100080

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-KSB

[X]     ANNUAL  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF  1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT  OF  1934

         For the transition period from _______________ to _______________.


                         COMMISSION FILE NUMBER 1-28733


                               YOUTICKET.COM, INC.
             (Exact name of registrant as specified in its charter)

                             NEVADA                     98-0430607
              (State or other jurisdiction of         (I.R.S. Employer
               incorporation or organization)        Identification No.)

             4815  RUSSELL ROAD, SUITE 14-N
                    LAS VEGAS, NEVADA                       89118
         (Address of principal executive offices)         (Zip Code)


      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE    (702) 876-8200


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.     Yes     No     X.
                                                                 -----

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or  any  amendment  to  this  Form  10-KSB.  [   ]

     State  issuer's  revenues  for its most recent fiscal year.       $238,311.

     State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in rule 12b-2 of the Exchange Act.) $209,325, based on the closing price of $0.015 for the common stock on April 10, 2001.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of April 10, 2001, there were 36,476,772 shares of common stock, par value $0.0001, issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). None.

                     Transitional Small Business Disclosure
                               Format (check one):

                             Yes _____     No __X__

      YOUTICKET.COM, INC.

                                TABLE OF CONTENTS
                                -----------------


                                     PART I

Item  1          Description  of  Business

Item  2          Description  of  Property

Item  3          Legal  Proceedings

Item  4          Submission  of  Matters  to  a  Vote  of  Security  Holders


                                     PART II

Item  5          Market  for  Common  Equity  and  Related  Stockholder  Matters

Item  6          Management's  Discussion  and  Analysis  or  Plan of Operations

Item  7          Financial  Statements

Item 8 Changes In and Disagreements With Accountants on Accounting and Financial Disclosure


                                    PART III

Item  9          Directors,  Executive  Officers, Promoters and Control Persons;
                 Compliance  with Section  16(a)  of  the  Exchange  Act.

Item  10         Executive  Compensation

Item  11         Security Ownership of Certain Beneficial Owners and Management.

Item  12         Certain  Relationships  and  Related  Transactions.

Item  13         Exhibits  and  Reports  on  Form  8-K.

                                     PART I

This Annual Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the "Exchange Act"). These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading "Management's Discussion and Analysis of Financial Condition or Plan of Operation." Forward-looking statements also include statements in which words such as "expect," "anticipate," "intend," "plan," "believe," "estimate," "consider" or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company's future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM  1  -  DESCRIPTION  OF  BUSINESS

INTRODUCTION

     Youticket.com is an on-line entertainment ticketing and reservation service for the Las Vegas, Nevada market. Our services are offered primarily through our  website,  www.youticket.com, which was relaunched in late October 1999.  We
               -----------------
provide Las Vegas show tickets and tours via our website. In addition to selling tickets on the Internet, Youticket.com also enables customers to purchase its products via toll free numbers 1-800-You-Tixs, 1-877-You-Tkts and 1-877-Big-Tixs.

     Youticket.com seeks to be a premier Internet site for entertainment ticketing and reservations for visitors to and residents of Las Vegas.

CORPORATE  BACKGROUND

     Youticket.com was incorporated on May 9, 1996 under the name BNE Associates. The corporate name was changed in 1998 to Occidental Rand
Corporation and again in September 1999 to the current name. Youticket.com had no business operations until the purchase of Visitcom, Inc. on June 30, 2000.

     Visitcom, our wholly owned subsidiary, was founded in 1996 under the laws of the state of Nevada. Visitcom entered the ticketing business in 1997 as a wholesaler of Las Vegas show tickets. Visitcom bought tickets or block allocations from different Las Vegas showrooms and resold these tickets to visitors to Las Vegas. It reached its customer base by advertising in the local Las Vegas visitor publications. Visitcom's business operations also included booths at Alamo Car Rental, a publication called High Roller Magazine and an internet site www.bigticket.com.
                -----------------

     By 1999, Visitcom faced liquidity issues from its rapid expansion and was forced to restructure its operations. Visitcom was sold to Youticket.com on June 30, 1999. Because the business operations of Visitcom were severely curtailed prior to the sale, Youticket.com currently is still in the early stages of rebuilding its business. As such, it is subject to all the risks of a developmental company, including the requirement of significant amount of capital to fund operations, the need to establish business relationships and to expand its product and service offerings and the need to develop and increase it customer base.

E-COMMERCE  COMPANY

     Because the business operations of Visitcom were severely curtailed during 1999 prior to being sold to Youticket.com, we are currently still rebuilding its business. We are an e-commerce company and as such, have seen a volatile market with many other ".com" companies. We are subject to the risks of any ".com" company, including the requirement to raise additional capital when necessary to fund operations, the need to establish business relationships and to expand product and service offerings, and the need to develop and increase customer base. Youticket.com has suffered significant losses and has had insufficient revenue to fund operations. It is expected that losses will continue.

CURRENT  PRODUCTS  AND  SERVICES

     Youticket.com offers an increasing range of ticketing and reservation services for entertainment, tours and travel for the Las Vegas and the surrounding market areas. The following are the services we provide:

- Stage and Nightclub shows - Youticket.com offers ticketing and reservations to stage shows, nightclub acts and magic acts in Las Vegas, including the long running performances of American Superstars, An evening at La Cage, Splash, Follies Bergere, Headliners and more.

- City, Shopping and National Park Tours - Las Vegas, Laughlin, Primm Outlets, Bryce Canyon, Grand Canyon, Death Valley, Hoover Dam, Lake Mead and Red Rock Canyon to name a few.

- Adventure packages - Colorado River Rafting, Hummer Vehicle excursions, Lake Meade jet ski adventures and Western Ranch Excursions.

- Golf Course Tee Reservations - Youticket.com offers golf tee reservations at 19 of Las Vegas's local and surrounding golf courses.

- Travel Reservations - Youticket.com offers room reservations at 35 hotels, including major properties such as Luxor Hotel & Casino, Venetian Hotel & Casino, Circus-Circus, New York-NewYork, Caesar's palace and Thrifty car rentals in the Las Vegas Market.

     For Youticket.com to be successful, we will have to continue to expand our offerings within each of the above categories, and expand the categories to become a full service ticketing and reservation service in the Las Vegas market. To do this, we will have to develop business alliances with a full range of shows, nightclubs, magic acts, theatres, sporting events, tours, adventure packages, golf courses, hotels, restaurant, car rentals and other services that the tourist and local resident seeks.

MARKET  OPPORTUNITY

     Las Vegas is one of the largest Tourism markets in the world. According to the Las Vegas Convention and Visitors Bureau, Las Vegas received 30 million visitors in 1998, who spent close to $24 billion on entertainment. The average Las Vegas Visitor Spends 3.7 nights in the city, and 48% of these will see at least one show. In addition, many Las Vegas visitors will also take one of the many scenic tours to nearby locations, such as the Grand Canyon.

     As the Internet population continues to grow, we see this as opening e-commerce opportunities to sell an ever-increasing range of products and services to visitors, not only in Las Vegas, but to other entertainment and resort destinations across North America.

By targeting specified markets, and by focusing on the needs of visitors, we believe we can create a substantial market niche for Youticket.com without focused competition from other ticketing websites, such as Ticketmaster.com or Tickets.com that tend to target larger urban areas. We believe that there is a market opportunity in these and other markets for a comprehensive internet based reservation and ticketing service that provides visitors with the ability to make a series of online transactions to satisfy or enhance their vacation needs.

BUSINESS  STRATEGY

General

     Our initial objective is to develop a comprehensive, entertainment ticketing and reservation service for visitors and residents in the greater Las Vegas market. Currently we focus on the tourist and business consumer, offering these services for a number of shows, magic acts and nightclubs, tours, hotels, car rental companies and golf courses. We anticipate future categories will include airlines, movies, sports venues, restaurants and wedding planning.

Another way by which we may expand is to acquire specific assets that complement our current business or expand our offerings. Target acquisitions may include web sites in resort destinations, online and offline tour guides and travel service companies. Ultimately, we plan to build the Youticket.com brand name through expansion into new markets and the acquisition of customer databases, products and content. Acquisitions and additional market expansion will require additional capital

The ability of Youticket.com to expand is dependent, in part, on our ability to identify those entertainments and properties that consumers desire. Primarily we track the inquires of our website users and review other individual and comprehensive website offerings, but we also engage in conventional research including review of competing or similar services, occupancy rates, travel reviews and statistical studies. Once a particular category, entertainment or property is identified, we seek the best available partners by researching on the Internet and using conventional sources such as business directories. Once we have identified likely business affiliates, we establish contact with the business development departments and when possible negotiate and establish a business relationship or alliance.

Building  Strategic  Relationships

     Youticket.com currently has strategic relationships with Goalnet (Japan), National Reservation Bureau, Inc., Golf Reservation of Nevada, leading hotels and casinos in Las Vegas, and Thrifty Car Rental.

These relationships are designed to build product offerings and expand into new markets. Youticket.Com has also formed alliances with www.ilovevegas.com,
                                                             ------------------
www.playersnetwork.com, and www.travel2vegas.com.  These strategic alliances are
     -----------------      --------------------
designed  to  build  the  Youticket.Com  brand  name.

These websites have links to Youticket.com, giving the customers easy access to purchase show and tour tickets. We will continue to build on these existing relationships, alliances and form new partnerships.

National  Reservation  Bureau

     In November 1999, Youticket.com entered into an agreement with National Reservation Bureau Inc. to create and carry electronic advertisements for hotels represented by National Reservation Bureau.
Youticket.com is paid a commission on each reservation made as a result of the Youticket.com website.
The original agreement extended through December 31, 2000; but automatically renews and continues successively for 1 year periods. However it is terminable on thirty days notice.

Golf  Reservations  of  Nevada

     In November 1999, Youticket.com entered into an agreement with Golf Reservations of Nevada Inc. to create and carry electronic advertisements for golf courses represented by Golf Reservations of Nevada. Youticket.com is paid a set fee for each player that reserves as a result of its website advertising. The original agreement extended through December 31, 2000; but automatically renews and continues successively for 1 year periods. However it is terminable on thirty days notice.

Goalnet  Inc.

     In May 2000, Youticket.com entered into an agreement with Goalnet Inc., which is located in Tokyo, Japan. Goalnet Inc. will market Youticket's products and services to their customers. On June 2000, Youticket launched the Japanese website www.youticketjapan.com in conjuction with Goalnet Inc.
                   ----------------------
This agreement extends through May 2005; but shall be automatically renewed and continue successively for 1 year periods. However it is terminable on ninety days notice.

Internet  Focus

     Our business plan calls for an e-commerce orientation and use of our current and future websites. We plan to offer:

-     An  easy  to  use,  fast,  efficient,  consumer  friendly  web  site.

- A one-stop site with a wide selection of entertainments, properties, and services that gives the consumer everything they need and want for a planned vacation or entertainment experience.

-     Guides,  reviews,  listings  and  incisive  editorial  content.

- The opportunity to do comparison shopping across a broad spectrum of several products and service categories

MARKETING  AND  SALES  STRATEGY

     Our principle marketing goal is to expand our product offerings in the Las Vegas market and increase our customer base. We also plan to increase the number of entertainment venues, tours, hotel properties and travel providers we currently have. We need to build on the Youticket.com brand name in order to reach our customer base. In order to do this, we will need to promote and advertise our website using:

- Print and Media Advertising - Billboards, ad displays in newspapers, print ads in magazines, and radio air time.

-     Web  based  advertising  -  banners  placed  on  other  websites.

- "opt-in" E-mails - permits the website visitor to enter in their email address so that in the future they may receive promotional rewards.

- Cross Marketing Strategies - form alliances and partnership with other websites, travel agencies, tour companies, media publications, hotel and casinos.

     Our long term objective is not only to expand our products and services, but to expand to other tourism markets.

WEBSITE  OVERVIEW

     Consumers who plan their trips online often have to visit numerous sites before making their purchases. The process often takes a considerable amount of time. We intend to connect our web site visitors to powerful e-commerce servers that track an interconnected network of web sites providing one-stop shopping for all travel needs to a particular destination.

Although our revenues come directly from service charges and commissions on the sales of tickets or reservations, in the future we plan to provide advertisers with a web site that gives them the opportunity to reach a wide range of tourists and efficiently target visitors who travel to particular destinations. We plan to offer advertisers the opportunity to place banner ads, messages or email links throughout the site or in a specific product and service categories.

Our web site currently generates revenues from sale of stage show, magic show and nightclub tickets, tours and adventure packages, hotel reservations and golf tee time reservations. We plan to offer rental car and airline reservations by the fourth quarter of 2001. However there can be no assurance that we will meet this schedule. We are currently researching potential providers to be represented on our website.

     Since our redesign and relaunch of the Youticket.com website in late October 1999, we have seen an increase in hits from approximately 60,000 per week to 200,000 per week. More significantly we are averaging 25,000 hits per day. We believe much of the growth is due to the awareness of the website on Internet search engines.

All of the web sales are processed through DX Cart, a popular shopping cart in conjunction with Authorize.net, a secure online credit card processor. The website can accept and process sale transactions securely 24 hours a day, 7 days a week.

RESEARCH  AND  DEVELOPMENT

     We re-launched our website in late October 1999. The relaunch was due to changing websites from Bigtickets.com to Youticket.com during the acquisition of Visitcom as well as technological upgrades. In November 1999, we entered into a consulting agreement with Reservision Inc. for maintaining our existing site as well as the development of a new site. Reservision is a national interactive media development and marketing firm, with a focus on developing e-commerce solutions and website development. Reservision will provide approximately 40 hours per month for the development and support as required by us to maintain and improve our website. As per the agreement, maintenance cost will be $ 42,000 per year and the development cost of the new site will be $ 40,000. The agreement with Reservision extended through November 21, 2000 but shall continue successively for 1 year periods. However it is terminable on ten days notice. As additional consideration for the services, we issued Reservision a warrant to purchase up to 300,000 shares of common stock at an exercise price of $.25 per share. The warrant is vested and freely excercisable, provided that Reservision forfeits the right to purchase 25,000 shares for each month it does not provide services to us under the consulting agreement. The warrant is excercisable until November 21, 2003.

PROPRIETARY  RIGHTS

     We regard the protection of our intellectual property, including our URLs "youticket.com" and "bigticket.com" as critical to our business. We also rely on the proprietary technology of third parties, such as Authorize.net and DxCart. Unauthorized use of the intellectual property used in our business by third parties may damage our brand and reputation. We rely on intellectual property laws and confidentiality and license agreements with key employees, customers and others to protect our intellectual property rights. Because of the complexity and growing importance of intellectual property rights, there can be no assurance that we will be able to protect our proprietary rights on a global basis. Moreover, the expense of enforcing our rights may limit or prohibit us from effective protection. To the extent Youticket.com engages in any activity that is found to be the proprietary right of another, it may have to cease or obtain a license. No assurance can be given that we will be able to continue business as we currently conduct it in this changing environment.

GOVERNMENT  REGULATION;  FUTURE  BUSINESS  OPERATIONS  RISK

     Currently, our business operations are not directly regulated by governmental entities. It is possible that as the internet develops, there will be greater oversight of the introduction of direct regulation of the internet and transactions conducted on it. To the extent that there is oversight and regulation, our business may be adversely impacted. We may encounter additional direct costs in our operations such as various taxes or telecommunication charges or increased compliance expense. The laws governing internet transactions remain largely unsettled, even in areas where there has been some legislative action. The growth of the internet and electronic commerce, coupled with publicity regarding internet fraud may lead to the enactment of more stringent consumer protections laws, which may impose additional burden on our business. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel, consumer protection and taxation apply to the internet.

COMPETITION

     Our business is highly competitive. We compete with entertainment organizations that handle their own ticket sales and distribution and reservations through both traditional and on-line medium. These competitors include international, national and local ticketing and reservation services. Our primary competitor in Las Vegas is Allstate Ticketing which operates multiple ticketing outlets and a web site focused on show tickets. On a national level, there is Ticketmaster.com and Tickets.com. We also compete with the internal reservation services of hotel chains and travel agencies.

E-COMMERCE

     There are few barriers to the e-commerce market. The rapid growth of the internet n general and the online e-commerce activity specifically, has attracted the attention of numerous companies. Competitors may enter into exclusive distribution arrangements with our theaters, hotels tour companies and transportation companies which might deny us access to various products. Increased competition also could result in pricing pressures, increased marketing expenditures and loss of market shares. Others may be operating similar types of services as our company in markets that we intend to enter that could present a formidable barrier to entry.

EMPLOYEES

     We currently have four employees, of which three are senior executives in the positions of president, controller, and sales manger and one part-time employee.

ITEM  2  -  DESCRIPTION  OF  PROPERTY

     Our executive offices are located at 4815 W. Russell Rd., Suite 14N in Las Vegas, Nevada and our telephone number is (702) 876-8200. We rent this space under a lease that expires September 30, 2001. The lease requires us to pay $ 630 per month during the term. We believe that the current offices are adequate to meet our needs into the near future.

ITEM  3  -  LEGAL  PROCEEDINGS

INTERNAL  REVENUE  SERVICE

     The Internal Revenue Service brought an administrative claim in September 1999 against Visitcom for unpaid payroll taxes from June 1996 through June 1999 in the amount of $ 66,856.84. We entered into a settlement agreement with the IRS for the satisfaction of this tax liability. We have made payments to the IRS and currently owe them $ 25,000. The IRS will forego collection efforts against us as long as we are current in our payments under the settlement.

STEVE  NOTARIO  &  DANA  FREIDMAN/RSVP  TICKETING  CONTRACT  DISPUTE

On  March  3, 2000, Mr.  Steve Notario notified Youticket.com that he was owed $
24,084.47 as of July 31, 1999 derived from RSVP ticketing operations. Mr. Notario alleges that he was employed by Visitcom to establish RSVP ticketing division for the purpose of selling high-end show tickets in Las Vegas for a split of the profits from all tickets sold. We believe that the amount of profit from this business was substantially less than the asserted amount. Mrs. Freidman, who was Mr. Notario's assistant, claimed she is owed $1,280.00. We intend to vigorously defend any litigation that may result from this dispute.

ITEM  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     No matters were submitted to a vote of the security holders during the fiscal year.

                                     PART II

ITEM  5  -  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

MARKET  INFORMATION

     Our common stock is traded on the OTC Bulletin Board under the symbol UTIX. Our common stock is only traded on a limited or sporadic basis and should not be deemed to constitute an established public trading market. There is no assurance that there will be liquidity in the common stock.

     Below is a table indicating the range of high and low transaction price for the common stock for each quarterly period within the most recent two fiscal years. The information reflects inter-dealer prices, without retail, markup, markdown or commission and may not represent actual transactions.

<BTB>
                                PRICES
YEAR    PERIOD                 HIGH  LOW
      -------------------  ------  ----
2001    First Quarter . .     .10   .01

2000    First Quarter . .     .50   .13
        Second Quarter. .     .30   .08
        Third Quarter (1)     .00   .00
        Fourth Quarter. .     .15   .02

1999    First Quarter . .    2.06   .25
        Second Quarter. .     .88   .19
        Third Quarter . .    1.44   .25
        Fourth Quarter. .     .84   .22


 (1) During the period from March 7, 2000 to August 2, 2000, the Company's common stock was de-listed from the OTC Bulletin Board and traded on the Pink Sheets. As a result, historical prices are unavailable.

HOLDERS

     As of December 31, 2000, there were 50 holders of record of the common stock.

DIVIDEND  POLICY

     We have never declared or paid cash dividends on the common stock and anticipate that all future earnings will be retained as working capital and business expansion. The payment of any future dividends will be at the sole discretion of the board of directors and will depend upon, among other things, future earnings, capital requirements, our financial condition and general business conditions. Therefore, there can be no assurance that any dividends on the common stock will be paid in the future.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

     On January 24, 2000, we issued 500,000 shares of common stock to Stockbroker Relations of Colorado, Inc., an accredited investor, in payment of services through that date. On February 7, 2000 we issued an additional 100,000 to Stockbroker Relations of Colorado, Inc. in payment of services through that date. The aggregate value of the services, based on the stock prices on the dates of issuance, was $256,250, and the issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

     On April 11, 2000, we issued 500,000 shares of common stock to Stockbroker Relations of Colorado, Inc., an accredited investor, in payment of services through that date. The aggregate value of the services, based on the stock price on the date of issuance was $171,900. The shares were issued under the Securities Act of 1933 pursuant to Rule 504 of Regulation D and applicable Colorado securities law.

     On April 11, 2000, we issued a promissory note to Roy Meadows, in the aggregate principal amount of $25,000. The note was issued pursuant to Section 4(2) of the Securities Act of 1933. The note was converted into common stock on August 11, 2000 (see below).

     On April 18, 2000, we issued 100,000 shares of common stock to Easy Computer Systems in exchange for an internal computerized ticketing system. The aggregate value for the equipment was $30,000 based on an offering price of $.30 per share on the date of the transaction. The shares were issued under the Securities Act of 1933 pursuant to Rule 504 of Regulation D.

     On July 18, 2000, we issued a promissory note to Roy Meadows, in the aggregate principal amount of $75,000. The note was issued pursuant to Section 4(2) of the Securities Act of 1933. The note was converted into common stock on August 11, 2000 (see below).

     On August 2, 2000, we issued 53,333 shares of common stock to Chris Grobl in payment for legal services in 1999. The aggregate value of the services, based on the stock prices on the dates of issuance, was $10,000. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

On August 2, 2000, we issued 42,667 shares to David Hope, an accredited investor, in payment for consulting services in 1999. The aggregate value of the services, based on the stock prices on the dates of issuance, was $8,000. The shares were issued under the Securities Act of 1933 pursuant to Rule 504 of Regulation D.

     On August 11, 2000, we issued 1,000,000 shares of common stock for the conversion of two promissory notes Roy Meadows, an existing shareholder and accredited investor (see above). We issued the shares pursuant to Section 4(2) of the Securities Act of 1933.

     On November 14, 2000, we issued 4,000,000 shares of common stock to International Investment Banking, Inc., an accredited investor, for payment of management and consulting services. The aggregate value, based on the stock price at date of issuance, was $124,800. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

     On November 14, 2000, we issued 500,000 shares of common stock to Stockbroker Presentations, Inc. for payment for investor relations services to be rendered. The aggregate value, based on the stock price at the date of issuance, was $15,600. The issuance was exempt from registration pursuant to
Section  4(2)  of  the  Securities  Act  of  1933.

On December 29, 2000, we issued an aggregate of 2,000,000 shares of common stock to Donald A. Mitchell for management consulting services. The aggregate value, based on the stock price at the date of issuance, was $125,000. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

     On December 29, 2000, we issued an aggregate of 8,200,000 shares of common stock for the conversion of a $125,000 promissory note to ZDG Investments Limited, an accredited investor. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

     On December 31, 2000, we issued an aggregate of 388,500 shares of common stock to Cutler Law Group, an accredited investor, for professional services rendered. We also issued 129,500 to Brian Lebrecht, an accredited investor, for professional services rendered. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

     All the proceeds of the above offerings, unless otherwise indicated, were used for general working capital purposes.

ITEM  6  -  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

SELECTED  FINANCIAL  DATA

     The fiscal year is the calendar year. Included in the document are the audited financial statements for the twelve-month period ending December 2000.

ACQUISITION  OF  VISITCOM,  INC.

     On June 30, 1999, we acquired Visitcom, Inc. a Nevada corporation which was a show, tour and service agency. The transaction was accounted for as a purchase. We did not have business operations until the acquisition of Visitcom. For the purchase of Visitcom, we initially issued 14,327,140 shares of common stock. The market value of a share of common stock on the date of this transaction was $ .25 per share. On September 3, 1999, based on facts that appeared to alter the representations and warranties of the prior stockholders of Visitcom, we entered into a settlement agreement with the prior stockholders. Under this agreement, 11,327,140 of the shares issued for the acquisition were returned to us for cancellation and are being held as treasury shares and we paid $100,00 to the surrendering stockholder. As part of the settlement, on our behalf two stockholders transferred an aggregate of 300,000 shares to one of the prior stockholders of Visitcom. As an inducement for this action by those stockholder, we issued a note to the transferring stockholders in the amount of $93,750 which was subsequently converted into shares of common stock. The net purchase price of Visitcom exceeded the fair market value of the net assets acquired by $1,204,623 which in 1999 was being amortized on a straight-line basis over seven years. However, because the company continued to have net losses in fiscal year 2000, this amount has been fully amortized.

QUALIFIED  REPORT  OF  INDEPENDENT  CERTIFIED  PUBLIC  ACCOUNTANTS

     Our independent accountant has qualified his report. They state that the audited financial statements of Youticket.com for the period ending December 31, 2000 have been prepared assuming the company will continue as a going concern.
They note that the significant losses of our company as of December 31, 2000, and the negative working capital at December 31, 2000, raise substantial doubt about our ability to continue in business.

     We had significant losses of $2,211,836 for the year ended December 31, 2000. We have funded losses by the sale of additional securities. We expect losses to continue. We have no sources of long-term capital. To the extent losses continue and we are unable to fund them, we may have to curtail aspects of our operations or cease operations altogether. We anticipate having sufficient cash flow from operations and cash to fund our operations into the third quarter of fiscal year 2001, we cannot predict how long we will be able to remain operational into the future.

RESULTS  OF  REVENUE

Revenue

     We had revenues of $238,311 for fiscal year 2000. Our revenues increased by $49,068 up 25% (from $189,243 to $238,311) during the fiscal year ended December 31, 2000, compared to the same period in 1999. Our sales are primarily derived from the sale of show tickets and tours via our website. We also derive revenues from our virtual concierge and booking service as well as commissions from National Reservations Bureau, Scenic Airlines, etc. The increase in revenue is attributable to higher awareness of our website leading to higher ticket sales.

Cost  of  Revenue

     The cost of revenue for fiscal year 2000 was $187,118. Our cost of revenues increased by $69,339 up 58% (from $117,779 to $187,118) during the fiscal year ended December 31, 2000, compared to the same period in 1999. Cost of revenues primarily represents the cost of show tickets and commissions paid to our affiliates. The increase in the cost of revenue was attributable to higher revenue volume.


Gross  Profit

     The gross profit for fiscal year 2000 was $51,193. Our gross profit decreased by $20,271 down by 28% (from $71,464 to $51,193) during the fiscal year ended December 31, 2000, compared to the same period in 1999. The decrease in margins was due to lower commissions on ticket sales and loss of affiliation from Tickermaster.

Selling,  General  and  Administrative

     The expenses for fiscal year 2000 was $1,125,235. Our expenses increased by $520,304 up 86% (from $604,931 to $1,125,235) during the fiscal year ended December 31, 2000, compared to the same period in 1999. Our expenses were made up of investor relations costs, stock issuances, salaries, rent, professional fees, website development and maintenance, professional fees and general overhead.

Amortization  of  Goodwill

     Amortization of goodwill was $1,118,577 for fiscal year ended December 31, 2000 as compared to $86,046 for the same period in 1999. Since the acquisition of Visitcom, we have had continued losses, we have written off goodwill. Net purchase price of Visitcom was $750,000. The cost in excess of the fair market value of the net assets acquired was $1,204,623.

Net  Losses

     Net losses for the fiscal year ended December 31, 2000 was $2,211,836. Losses were primarily attributable to the costs of investor relations and the sale of securities. Operational expenses will continue to exceed revenues in the future. In an effort to improve its financial position, the company has made several cutbacks in costs. These include but are not limited to, reduction in outside providers, personnel and professional fees. Despite savings in these areas, expenses will continue to exceed revenues as we expand our business. Moreover, in the future, when it has additional capital, it should anticipate that in addition to ordinary expenses associated with the growth of the business, it will have significant additional marketing and advertising expenses. Overall, the company expects that it will continue to experience net losses well into the future.

 Liquidity  and  Capital  Requirements

     At December 31, 2000 Youticket.com had a working capital deficit of $441,092. Accounts receivable of $1,336, prepaid assets of $1,105 and total current liabilities of $443,533. We have secured capital financing to continue to operate our business well into fiscal year 2001. Capital funds are required for operating losses and to further our website development, marketing, and strategic alliances and acquisitions. If we are unable to increase our revenues, we will have to curtail aspects of our business plan and operations or cease our operations altogether. We are reviewing our immediate capital requirements and consulting with investment banking and management professionals on how we can achieve our business goals.

     We have entered into a settlement with the Internal Revenue Service for payment of unpaid payroll taxes of Visitcom from June 1996 through June 1999. Under the settlement, we paid $10,000 and $5,000 per month until the payroll tax is satisfied. Our current balance is $25,000. We pay the IRS from our general operating revenue. Payment of this obligation may restrict our cash available for our operations.

     We have also entered into an agreement with Reservision, Inc. for payment on our new website set to launch in April 2001. We had already paid $15,000 in fiscal year 2000 and will be paying $5,000 for three months with a final payment of $10,000 in March 2001. Payment of this obligation may restrict our cash available for our operations.

     Since the acquisition of Visitcom in June 1999, Youticket.com has restructured its outstanding debt obligations and funded its operations by the issuance of common stock and shareholder loans. During the first half of 2000, Youticket.com issued an aggregate of 1,100,000 shares of common stock to Stockbroker Relations of Colorado, Inc. for services rendered. Youticket also issued an aggregate of 100,000 to Easy Computer Systems for an internal ticketing system.

     In the second half of 2000, Youticket.com issued an aggregate of 96,000 shares of common stock to two professional service companies for conversion of outstanding debt of $18,000. On July 27, 2000, Youticket.com entered into a two year convertible promissory note with two shareholders for proceeds of $25,000. These notes bear an annual interest rate of 8% per annum. On August 21, 2000 Youticket.com issued an aggregate of 1,000,000 shares of common stock to a shareholder for conversion of two promissory notes totaling $100,000. On November 14, 2000, Youticket.com issued an aggregate of 4,000,000 shares of common stock to International Investment Banking, Inc. for services rendered. On November 14, 2000, Youticket.com issued an aggregate of 500,000 shares of common stock to an investor relations firm for consulting services to be rendered. On December 29, 2000, Youticket.com issued an aggregate of 2,000,000 shares of common stock to Donald A Mitchell, a shareholder for management consulting services. Youticket also issued an aggregate of 8,200,000 shares to certain individuals associated with ZDG Investments Limited for conversion of a promissory note totaling $125,000. On December 31, 2000, Youticket issued 518,000 shares of common stock to a professional firm for legal services rendered.

     In the fiscal year 2000, Youticket.com restructured its operations to reduce overhead and concentrate its business on those aspects which management believes will produce operational revenues. The principal focus of the business was directed to e-commerce sales via the website. This involved the implementation of a new website to be launched in April 2001. Youticket.com also took measures to reduce operating costs. This included the reduction of staff, moving to a smaller facility and utilizing the services of smaller independent legal and accounting firms.

     We have added new shows to the website and are continually pursuing contracts with different venues. During the fiscal year of 2000, there has been an increased in website hits, website visitors and our revenues are up 25% from December 31, 1999.

ITEM  7  -  FINANCIAL  STATEMENTS

     Index to Consolidated  Financial  Statements

     Youticket.com, Inc.

     Report of Jim Scheifley &  Associates                                  F-1

     Consolidated  Balance  Sheets  as  of  December  31,  2000             F-2

     Consolidated Statements of Operations for the years ended
     December 31, 1999 and  2000                                             F-3

     Consolidated  Statements  of  Stockholder's  Equity  for  the  years
     ended December  31,  1999  and  2000                                    F-4

     Consolidated  Statements  of  Cash  Flows  for  the  years  ended
     December  31,  1999  and  2000                                          F-5

     Supplemental  Cash  Flow  Information                                   F-6

     Notes  to  the  Consolidated  Financial  Statements            F-7  to F-15


ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On March 20, 2001, BDO Seidman, LLP, Independent Certified Public Accountants, the independent accountant previously engaged as the principal accountant to audit the financial statements of youticket.com, inc., resigned as auditors for the Company. As BDO Seidman, LLP resigned, the decision to change accountants was not approved by the Board of Directors of the Company or by any audit or similar committee thereof.

The audit report of BDO Seidman, LLP on the financial statements of youticket.com, inc. as of December 31, 1999 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years ended December 31, 1998 and 1999 (the "Audit Period") did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to audit scope or accounting principles, except the reports were modified to include an explanatory paragraph wherein they expressed substantial doubt about the Company's ability to continue as a going concern. During the Audit Period, and the period up to their resignation, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of the disagreements in connection with its report. youticket has provided a copy of this disclosure to its former accountants, and youticket requested that the former accountants furnish them with letters addressed to the Securities and Exchange Commission stating whether they agree with the statements made by the Registrant, and, if not, stating the respects in which they do not agree. A copy of the former accountants' responses indicating agreement is included as exhibits to this report.

     Upon BDO Seidman, LLP's resignation, the board of directors approved the engagement of James E. Scheifley & Associates as the principal accountant to audit the financial statements of the Company.

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors  and  Executive  Officers
-----------------------------------

     The following table sets forth the names and ages of the current directors and executive officers of the Company, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. The executive officers of the Company are elected annually by the Board of Directors. The directors serve one year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. Unless described below, there are no family relationships among any of the directors and officers.

Name                      Age    Position(s)
----                      ---    -----------

Donald  A.  Mitchell      67     Chairman  of  the  Board  (2000)

Jeffrey  M.  Harvey       29     President  and  Director  (2000)

Byron  Rambo              43     Director  (2000)

Virginia  Thompson        34     Director  (1999)


Alexander  H.  Williams   36     Director  (1999)

Maria  Burkholder         33     Secretary  and  Treasurer  (2000)

     DONALD A. MITCHELL has served as Chairman of the Board since October 20, 2000. Mr. Mitchell has served as the Chairman and President of International
Investment Banking, Inc. since its inception in June 1999. Mr. Mitchell is also the Chairman of the Board and CEO of Grant Douglas Acquisition Corp, Inc., an Idaho corporation engaged in the publication of various print media. For the past 25 years, Mr. Mitchell has been engaged as a private consultant to numerous companies in the areas of corporate finance and marketing. Mr. Mitchell attended Bridgewater College in Bridgewater, Virginia and advanced study programs at New York University and Columbia University.

     JEFFREY M. HARVEY was appointed as the Company's President on October 30, 2000, and has served as a member of its Board of Directors since October 30, 2000. Mr. Harvey is currently the Vice Chairman of International Investment Banking, Inc., where he has been engaged since August 2000. From May 1997 to August 2000, Mr. Harvey was an attorney with the firm of Stutzman & Bromberg in Dallas, Texas. Mr. Harvey is a graduate of the Wake Forest University School of Law (J.D. 1997) and Graduate School of Business Administration (M.B.A.
1997),  and  of  Texas  A&M  University  (B.S.E.E.  1993).

     BYRON RAMBO has served as a member of the Company's Board of Directors since October 30, 2000. Mr. Rambo is the founder and has served as the managing partner of Rambo and Company, a private accounting firm, for the past 15 years.

     VIRGINIA THOMPSON has been a director of the Company since May 1999. Ms. Thompson is with the Company on a part-time basis for about 10 hours per month and reviews the accounting records of the Company. Ms. Thompson also is the President of Tusk Studio, which she founded in 1990. In 1993, Ms. Thompson was one of two people who initially designed Las Vegas Magazine. In 1995, she and a partner became owners of Las Vegas Magazine, which was recently sold. Ms. Thompson has a Bachelor of Arts degree from Montana State University.

     ALEXANDER H. WILLIAMS has been a director of the Company since December 1999. Mr. Williams primarily is available for consultations on the operation of the business and his primary duties are as a director. There is no established time commitment. He is President of Hazard Media, Inc., which he founded in 1999. Mr. Williams advises Internet companies in marketing, communications and business development. From 1997 to 1999, Mr. Williams worked for Mentor Graphics, a technology company that develops systems and software solutions for the world's largest semiconductor and electronics companies. Mr. Williams was a strategic marketing manager for Mentor Graphics and worked more than a year as the company=s corporate writer, working on an interim basis as the director of worldwide communications. From 1996 to 1997, Mr. Williams was the business anchor in Portland, Oregon for KPTV and The Business Journal. From 1996 to 1998, Mr. Williams was a journalist, covering news for The Augusta Chronicle, Times Herald-Record and HFN, a trade magazine for the home furnishings industry. He also freelanced for Jupiter
Communications and served as the local reported for Apple Computer's digital newspaper, broadcast at Woodstock '94. Mr. Williams has a Master of Journalism degree from Northwestern University's Medill School of Journalism, and a Bachelor of Arts degree in French Literature from the University of Denver.

     MARIA BURKHOLDER was appointed as the Company's Secretary and Treasurer on October 30, 2000. Ms. Burkholder has been employed by the Company as its Principle Accounting Officer, Vice President of Finance, and briefly as its Interim President for two months. Ms. Burkholder was employed from September 1995 to July 1999 as a Senior Accountant at JCM in Las Vegas. Prior to JCM, she served in various bookkeeping and accounting positions at Advance Marketing Seminars (a subsidiary of Equinox), and R.A. Steiner & Co., CPA. Ms. Burkholder has a Bachelor of Business Administration degree from DePaul University (1993).


Compliance  with  Section  16(a)  of  the  Securities  Exchange  Act  of  1934
------------------------------------------------------------------------------

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, the only delinquencies during the year ended December 31, 2000 arise from the recent stock acquisitions by Donald A. Mitchell, International Investment Banking, Inc., Roy Meadows, and Stockbroker Presentations, Inc., each of which was delinquent in its initial filings. All of the identified parties have brought current their required filings with respect to their obligations hereunder.

As a result of recent stock issuances to Jeffrey M. Harvey in February 2001, Mr. Harvey is delinquent in his Section 16(a) filings.



Board  Meetings  and  Committees
--------------------------------

     During the fiscal year ended December 31, 2000, the Board of Directors met on 2 occasions and took written action on numerous other occasions. All the members of the Board attended the meetings. The written actions were by unanimous consent.

     On October 30, 2000, the Board of Directors created an Audit Committee and appointed Jeffrey M. Harvey, Virginia Thompson, and Alexander Williams as its initial members. The Audit Committee reviews the internal accounting procedures of the Company and consults with and reviews the services provided by the Company's independent accountants, although they have not adopted a formal charter. The Audit Committee has not held any meetings or taken any action as of the date hereof.

     There  are  no  other  committees.

ITEM  10  -  EXECUTIVE  COMPENSATION

Executive  Officers  and  Directors
-----------------------------------

     We currently do not pay any cash salaries to Ms. Virginia Thompson or Mr. Alexander H. Williams for their services as officers or directors. We have, however, issued Ms. Thompson and Mr. Williams options as compensation for their services. Ms. Thompson has an option to acquire up to 150,000 shares of common stock of which 75,000 are vested and the balance vests in June 2001; the exercise price is $0.2815 per share and they are exercisable until June 2004. Mr. Williams has an option to acquire up to 100,000 shares of common stock of which 50,000 are vested and the balance vests in two equal installments in January 2001 and July 2001; the exercise price is $0.2815 per shares and they are exercisable until July 5, 2006. Maria Burkholder was also granted 100,000 options at an exercise price of $0.2815 per share. All of these options were part of the Company's 1999 Performance Equity Plan which was not approved by the Shareholders prior to September 30, 2000, and as a result the options were automatically terminated.

     On October 30, 2000, the Company entered into a consulting agreement with Donald A. Mitchell for management services related to the operations of the Company. Under the terms of the agreement, Mr. Mitchell received 2,000,000 shares of Common Stock. The agreement is for a term of one year, and may be terminated by either party, with or without cause, on thirty days written notice.

     We  currently do not pay any cash salaries or other compensation to Jeffrey
M.  Harvey,  Byron  Rambo,  or  Maria  Burkholder.

     A director who is an employee does not receive any cash compensation as a director. There is no plan in place for compensation of persons who are directors who are not employees of the Company.

     On September 30, 1999, the board of directors adopted the 1999 Performance Equity Plan covering 3,000,000 shares of common stock. This plan was subject to the approval of the stockholders prior to September 30, 2000, which was not obtained. As a result, the plan was automatically terminated.

Summary  Compensation  Table
----------------------------

     The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended December 31, 2000 and 1999. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.



<BTB>

                                               SUMMARY COMPENSATION TABLE

                         Annual  Compensation                                    Long  Term  Compensation
               -------------------------------------------    --------------------------------------------------------
                                                    Awards                  Payouts
                                          -------------------------   ----------------------

                                                                                 RESTRICTED    SECURITIES             ALL
                                                                 OTHER ANNUAL    STOCK         UNDERLYING    LTIP    OTHER
NAME AND PRINCIPAL . . .                SALARY     BONUS         COMPENSATION    AWARDS       OPTIONS SARS  PAYOUTS  COMPENSATION
POSITION. . . . . . . .   YEAR            ($)        ($)               ($)        ($)             (#)      ($)

Donald A. Mitchell
(Chairman) . . . . . . .  2000            -0-        -0-               -0-         -0-            -0-         -0-     -0-

Jeffrey M. Harvey
(President, Director). .  2000            -0-        -0-               -0-         -0-            -0-         -0-     -0-

Byron Rambo
(Director) . . . . . . .  2000            -0-        -0-               -0-         -0-            -0-         -0-     -0-

Maria Burkholder
(Secretary,Treasurer). .  2000         42,695        -0-               -0-         -0-        100,000         -0-     -0-

                          1999          3,538        -0-               -0-         -0-            -0-         -0-     -0-

LeAnna Sidhu (1)
(Chairperson, President)  2000         36,000        -0-               -0-         -0-        390,000         -0-     -0-

                          1999            -0-        -0-               -0-         -0-            -0-         -0-     -0-

Virginia Thompson
(Director) . . . . . . .  2000            -0-        -0-               -0-         -0-        150,000         -0-     -0-

                          1999            -0-        -0-               -0-         -0-            -0-         -0-     -0-

Alexander H. Williams
(Director) . . . . . . .  2000            -0-        -0-               -0-         -0-        100,000         -0-     -0-

                          1999            -0-        -0-               -0-         -0-            -0-         -0-     -0-


(1) Ms. Sidhu resigned as an officer, director, and employee of the Company effective August 2000.

<BTB>
                                           OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                                   (INDIVIDUAL GRANTS)





  NAME                    NUMBER OF SECURITIES      PERCENT OF TOTAL
                          UNDERLYING                OPTIONS/SARS GRANTED
OPTIONS/SARS GRANTED      TO EMPLOYEES IN           EXERCISE OF BASE
                            (#)                       FISCAL YEAR             PRICE ($/SH)        EXPIRATION DATE
--------------------------------------------------------------------------------------------------------------------




Donald A. Mitchell                -0-                       -0-                       -0-              -0-

Jeffrey M. Harvey.                 -0-                      -0-                       -0-              -0-

Byron Rambo                        -0-                      -0-                       -0-              -0-

Maria Burkholder                   -0-                      -0-                       -0-              -0-

LeAnna Sidhu                       -0-                      -0-                       -0-              -0-

Virginia Thompson                  -0-                      -0-                       -0-              -0-

Alexander Williams                 -0-                      -0-                       -0-              -0-







<BTB>

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                                             AND FY-END OPTION/SAR VALUES





                                                              NUMBER OF UNEXERCISED               VALUE OF UNEXERCISED IN-THE
SECURITIES UNDERLYING                  MONEY OPTIONSOPTIONS/SARS
OPTIONS/SARS AT FY-END(#)             AT FY-END($)         EXERCISABLE/UNEXERCISABLE             EXERCISABLE/UNEXERCISABLE


NAME                  SHARES ACQUIREDS ON
                         EXERCISE (#)           VALUE REALIZED($)
----------------------------------------------------------------------------------------------------------------------------------
Donald A. Mitchell        -0-                       -0-              -0-                               -0-

Jeffrey M. Harvey         -0-                       -0-              -0-                               -0-


Byron Rambo               -0-                       -0-              -0-                               -0-

Maria Burkholder          -0-                       -0-              -0-                               -0-

LeAnna Sidhu              -0-                       -0-              -0-                               -0-

Virginia Thompson         -0-                       -0-              -0-                               -0-

Alexander Williams        -0-                       -0-              -0-                                -0-







Compensation  of  Directors
---------------------------

     The Directors have not received any compensation for serving in such capacity, and the Company does not currently contemplate compensating its Directors in the future for serving in such capacity.

ITEM  11  -  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS AND MANAGEMENT

     The following table sets forth, as of April 10, 2001, certain information with respect to the Company's equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company's outstanding equity securities; and (iii) all Directors and Executive Officers as a group.


<BTB>

TITLE OF CLASS                          NAME AND ADDRESS OF BENEFICIAL OWNER          AMOUNT AND     PERCENT
                                                                                       NATURE OF       OF
                                                                                       BENEFICIAL    CLASS (1)
                                                                                       OWNERSHIP

                                        International Investment Banking, Inc.  (2)
Common . . . . . . . . . . . . . . . .  2101 West State Road 434, Suite 221
Stock. . . . . . . . . . . . . . . . .  Longwood, FL 32779                              5,200,000    14.3%

                                         Donald A.  Mitchell (2)
Common . . . . . . . . . . . . . . . .  2101 West State Road 434, Suite 221
Stock. . . . . . . . . . . . . . . . .  Longwood, FL 32779                              2,000,000     5.5%

                                         Roy Meadows (3)
Common . . . . . . . . . . . . . . . .  207 Jasmine Lane
Stock. . . . . . . . . . . . . . . . .  Longwood, FL 32779                              1,000,000     2.7%

                                        Stockbroker Presentations, Inc. (3)
Common . . . . . . . . . . . . . . . .  207 Jasmine Lane
Stock. . . . . . . . . . . . . . . . .  Longwood, FL 32779                           5,500,000(4)     13.6%

Common
Stock                                     Kevin Wagman                                   2,255,000     6.2%


Common. . . . . . . . . . . . . . . . .  Virginia Thompson
Stock                                    c/o youticket.com, inc.                            - 0 -   - 0 -
 . . . . . . . . . . . . . . . .          4815 W.  Russell Suite14N
 . . . . . . . . . . . . . . . .          Las Vegas, NV 89103

                                        Alexander Williams
                                        c/o youticket.com, inc.
Common . . . . . . . . . . . . . . . .  4815 W.  Russell, Suite14N
Stock. . . . . . . . . . . . . . . . .  Las Vegas, NV 89103                                 - 0 -   - 0 -

                                        Jeffrey M.  Harvey
Common . . . . . . . . . . . . . . . .  2101 West State Road 434, Suite 221
Stock. . . . . . . . . . . . . . . . .  Longwood, FL 32779                           2,000,000 (5)    5.5%

                                        Byron Rambo
Common . . . . . . . . . . . . . . . .  2101 West State Road 434, Suite 221
Stock. . . . . . . . . . . . . . . . .  Longwood, FL 32779                                  - 0 -   - 0 -
--------------------------------------  -------------------------------------------  -------------  ------

                                        Maria Burkholder
                                        c/o youticket.com, inc.
Common . . . . . . . . . . . . . . . .  4815 W.  Russell, Suite 14N
Stock. . . . . . . . . . . . . . . . .  Las Vegas, NV 89103                                 - 0 -   - 0 -
--------------------------------------  -------------------------------------------  -------------  ------
 ---------     -----


  All Officers and Directors                                                           9,200,000     25.2%
   as a Group (6 Persons)


(1)     Based  on  36,476,772  shares  outstanding.

(2) Mr. Mitchell is the President and controlling owner of International Investment Banking, Inc., and as such, is deemed to be the beneficial owner of the shares held in the name of Donald A. Mitchell and International Investment Banking, Inc.

(3) Mr. Meadows is the President and controlling owner of Stockbroker Presentations, Inc., and as such, is deemed to be the beneficial owner of the shares held in the name of Roy Meadows and Stockbroker Presentations, Inc.

(4) Includes options to acquire 4,000,000 shares of Common Stock at $0.05 per share exercisable beginning June 1, 2001.

(5) Mr. Harvey is an employee of International Investment Banking, Inc., and disclaims any ownership in the shares issued to IIBI and /or Donald A. Mitchell.

Changes  in  Control
--------------------

     On October 30, 2000, the Company entered into agreements with several different individuals and entities as described herein which, when taken together, result in a restructuring of the Company's management, Board of Directors, and ownership.


ITEM  12  -  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

 Certain  Relationships  and  Related  Transactions
 --------------------------------------------------

     On October 30, 2000, the Company entered into agreements with several different individuals and entities which, when taken together, result in a restructuring of the Company's management, Board of Directors, and ownership.

     On October 30, 2000, the Company entered into an investment banking agreement with International Investment Banking, Inc. ("IIBI"). Under the terms of the agreement, IIBI will provide investment banking and financial services to the Company. The agreement is for a term of two (2) years, renewable for successive one year terms unless terminated. As part compensation for the services, the Company has issued to IIBI an aggregate of 4,000,000 shares of its Common Stock. In addition, the Company is obligated to pay to IIBI the sum of $10,000 per month throughout the term of the agreement. The first three payments are to be paid in cash on the sixtieth day after signing the agreement, and additional shares of Common Stock in an undetermined amount are to be placed in escrow and used to pay the monthly fee in the event the Company is delinquent.

      October 30, 2000, the Company entered into a consulting agreement with Stockbroker Presentations, Inc. ("SPI"). SPI will provide services related to advising the Company with respect to market maker and broker relations and information services. The term of the agreement is 12 months, commencing on the payment of the fees specified in the agreement. The agreement calls for the issuance of 500,000 shares of Common Stock upon executing the contract, and for 200,000 shares of Common Stock to be issued monthly for the first six months of the agreement. All of the 1,200,000 shares which were to be issued monthly have been issued. In addition, the Company is obligated to issue to SPI an option, exercisable beginning June 1, 2001, to acquire 4,000,000 shares of Common Stock at $0.05 per share. The option is exercisable until June 1, 2002, and SPI has been granted piggyback registration rights.

    On October 30, 2000, the Company entered into a consulting agreement with Donald A. Mitchell for management services related to the operations of the Company. Under the terms of the agreement, Mr. Mitchell is to receive 2,000,000 shares of Common Stock. The agreement is for a term of one year, and may be terminated by either party, with or without cause, on thirty days written notice.

     On October 30, 2000, by action of the Board authorized by the Bylaws of the Company, the number of persons comprising the Board was increased from three persons to five persons. As a result of this action, and the resignation of LeAnna Sidhu, there then existed three vacancies on the Board. The Board has elected Messrs. Donald A. Mitchell, Jeffrey M. Harvey, and Byron Rambo to fill the three vacancies on the Board. Messrs. Mitchell and Harvey are officers and are employed by IIBI. In addition, the Company appointed new officers, namely Jeffrey M. Harvey as President, and Maria Burkholder as Secretary and Treasurer.

     On October 30, 2000, the Company obtained a commitment from Roy Meadows to borrow $125,000 which is evidenced by a convertible negotiable promissory note executed by the Company. The loans are scheduled to be made over time, the first loan to be in the amount of $25,000 upon the signing of the note and then $10,000 on the first day of each month commencing November 1, 2000 for the next ten months, ending on August 1, 2001. The note is payable on December 16, 2001 for the full amount of the commitment and bears interest at the rate of 10% per annum. The note is prepayable with a ten percent premium. The outstanding amounts due on the note are convertible at the option of the holder into shares of common stock at any time and from time to time by dividing the dollar amount by the greater of (i) 80% of the average closing bid price of the common stock for the five consecutive trading days ending two days prior to the date of conversion or (ii) $0.005. If the full amount of the commitment is borrowed under the note and the common stock is not trading, the Company could be asked by the holder to convert the note into in excess of 25,000,000 shares of common stock. The Company is obligated to reserve sufficient shares for the possible conversion of the note which may prevent the Company from obtaining financing by the sale of common stock or securities convertible into common stock from any other sources.

     On February 2, 2001, the Company issued to Jeffrey M. Harvey, its President, 2,000,000 shares of common stock as compensation. On that same date, an additional 1,200,000 shares of common stock were issued to International Investment Banking, Inc. as compensation.

ITEM  13  -  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (A)     EXHIBITS


     EXHIBIT  NO.               DESCRIPTION
     ------------               -----------

     3.1  (1)             Certificate  of  Incorporation,  as  amended,  of
youticket.com  inc.

     3.2  (1)             By-laws  of  the  Registrant

     4.1  (1)             Form  of  common  stock certificate of youticket.com
                          inc.

     10.1  (2)            Investment Banking Engagement  Agreement dated October
                         30, 2000 between InternationaL Investment Banking, Inc.
and youticket.com,  inc.

     10.2  (2)            Consulting Agreement  dated  October 30, 2000 between
Donald A.  Mitchell  and  youticket.com,  inc.

     10.3 (2) Consulting Agreement dated October 30, 2000 between Stockbroker Presentations,Inc. and youticket.com, inc.

     21.1  (1)            Subsidiaries  of  Registrant

__________
(1) Incorporated by reference from Registrant's Registration Statement on Form 10-SB filed (File No. 0-28733).

(2) Incorporated by reference from Registrant's Current Report on Form 8-K filed with the Commission on December 29, 2000.

         (B)     REPORTS  ON  FORM  8-K

        On December 29, 2000, the Company filed a Current Report on Form 8-K describing a change in control of the Registrant.

                               SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  April  11,  2001
youticket.com,  inc.


/s/  Jeffrey  M.  Harvey
                                         ______________________________
                                           By:  Jeffrey  M.  Harvey
Its:  President





Dated:  April  11,  2001                    /s/ Maria  Burkholder
       ______________________________
                                             By:  Maria  Burkholder
                                              Its:  Treasurer

Report  on  Independent  Certified  Public  Accountants

To  the  Shareholders  of
YouTicket.com,  Inc.
Las  Vegas,  Nevada

     We have audited the accompanying consolidated balance sheet of YouTicket.com, Inc. as of December 31, 2000 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements, referred to above, present fairly, in all material respects, the financial position of YouTicket.com, Inc., as of December 31, 2000 and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the significant loss of the Company for the years ended December 31, 2000 and 1999 and negative working capital at December 31, 2000, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                     /s/  James  E. Scheifley & Associates, P.C.

   March 25, 2001
   Dillon, Colorado

<BTB>
                               YouTicket.com, Inc.
                           Consolidated Balance Sheet
                                December 31, 2000

                                     ASSETS
                                     ------




Current assets:
  Cash and cash equivalents . . . . . . .  $         -
  Accounts receivable . . . . . . . . . .        1,336
  Prepaid expenses. . . . . . . . . . . .        1,105
                                           ------------
      Total current assets. . . . . . . .        2,441

Property and equipment, at cost, net of
  accumulated depreciation of $13,081 . .       45,053

Other assets. . . . . . . . . . . . . . .        8,794
                                           ------------
                                           $    56,288
                                           ============
LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------

Current liabilities:
  Notes payable . . . . . . . . . . . . .  $    79,630
  Accounts payable. . . . . . . . . . . .      221,769
  Accrued expenses. . . . . . . . . . . .      142,134
                                           ------------
      Total current liabilities . . . . .      443,533


Stockholders' equity:
 Common stock, $.0001 par value,
  100,000,000 shares authorized,
 32,465,272 shares issued and outstanding        3,246
 Additional paid in capital . . . . . . .    2,539,128
 Unearned services. . . . . . . . . . . .      (95,771)
 Accumulated deficit. . . . . . . . . . .   (2,833,848)
                                           ------------
                                              (387,245)
                                           ------------
                                           $    56,288
                                           ============




See accompanying notes to consolidated financial statements.

<BTB>
                                   YouTicket.com, Inc.
                          Consolidated Statements of Operations



                                                                       Year Ended
                                                                       December 31
                                                                     2000       1999

Revenue . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   238,311   $   189,243

Cost of revenue . . . . . . . . . . . . . . . . . . . . . . .      187,118       117,779
                                                               ------------  ------------
Gross profit. . . . . . . . . . . . . . . . . . . . . . . . .       51,193        71,464

Selling, general and administrative expenses. . . . . . . . .    1,125,235       604,931
Amortization of goodwill. . . . . . . . . . . . . . . . . . .    1,118,577        86,045
                                                               ------------  ------------
(Loss) from operations. . . . . . . . . . . . . . . . . . . .   (2,243,812)     (619,512)

Other income and (expense):
  Gain (loss) realized from disposal of assets. . . . . . . .       (1,756)            -
  Interest expense. . . . . . . . . . . . . . . . . . . . . .      (17,461)            -
                                                               ------------  ------------
                                                                   (19,217)            -

(Loss) before income taxes. . . . . . . . . . . . . . . . . .   (2,211,836)     (619,512)
Provision for income taxes. . . . . . . . . . . . . . . . . .            -             -
                                                               ------------  ------------

Net income (loss) . . . . . . . . . . . . . . . . . . . . . .  $(2,211,836)  $  (619,512)
                                                               ============  ============


Basic earnings (loss) per share:
 Net income (loss). . . . . . . . . . . . . . . . . . . . . .  $     (0.12)  $     (0.05)
                                                               ============  ============

 Weighted average shares outstanding. . . . . . . . . . . . .   18,092,772    12,224,699
                                                               ============  ============



See accompanying notes to consolidated financial statements.

<BTB>
                                               Youticket.com, Inc.
                                    Consolidated Statement of Stockholders Equity
                                        Years Ended December 31, 2000 and 1999






                                                  Additional
                             Common Stock           Paid In       Treasury      Unearned     Accumulated
                        Shares        Amount       Capital         Stock         Services     Deficit      Total
-------------------------    ------------  ------------  ----------  -------------  ------------  ------------ -----------

Balance, December 31, 1998    10,000,000    $1,000          $1,500     $    -         $   -   $    (2,500)        $    -

Sale of common stock for cash    300,000        30          149,970         -             -           -             150,000

Common stock issued to            672,860       67          168,148         -             -           -             168,215
related party

Compensation value for            -             -          146,931          -          (116,367)      -              30,564
stock options granted

Common Stock issued               978,412        98       503,108                         -                         503,206
for debt conversion

Common stock issued            14,327,140      1,433     3,580,352                        -                       3,581,785
for business acquisiton

Repurchase of business
acquisition shares            (11,327,140)    (1,133)   (2,830,935)   (193,750)           -          -           (3,025,818)

Net loss of the year                   -.            -             -           -              -      (619,512)     (619,512)
-------------------------   ------------  ------------  ----------  -------------  ------------    ------------ ------------

Balance December 31, 2000    14,951,272        1,495     1,719,074    (193,750)      (116,367)       (622,012)      788,440

Common stock issued          8,218,000          821       688,659           -        (50,000)            -          639,480
for services

Common stock issued         9,296,000           930       322,070                       -                           323,000
for debt conversion

Compensation value of            -               -         3,075            -           -                -            3,075
options granted

Ammortization of                                          70,596             -            70,596
unearned services

Retirement of                                           (193,750)        193,750            -                          -
treasurey stock

Net loss for the year                -.            -             -           -              -      (2,211,836)   (2,211,836)
-------------------------  ------------  ------------  ----------  -------------  ------------  ------------    ------------

Balance, Dec. 31, 2000        32,465,272  $     3,246   $ 2,539,128   $       -   $    (95,771)  $(2,833,848)  $  (387,245)
                =========================  ============  ============  ==========  =============  ============  ============






<BTB>
                                   YouTicket.com, Inc.
                          Consolidated Statements of Cash Flows



                                                                          Year Ended
                                                                         December 31,
                                                                        2000        1999

Cash flows from operating activities:
  Net income (loss) . . . . . . . . . . . . . . . . . . . . .  $  (2,211,836)  $(619,512)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization. . . . . . . . . . . . . . .          8,445       4,636
   Amortization of unearned services. . . . . . . . . . . . .         70,596           -
   Amortization of goodwill . . . . . . . . . . . . . . . . .      1,118,578      86,045
   Common stock issued for services . . . . . . . . . . . . .        639,480     181,941
   Compensation value of options and debt conversion. . . . .         71,363           -
Changes in assets and liabilities:
    (Increase) decrease in:
      Accounts receivable . . . . . . . . . . . . . . . . . .         34,121     (35,457)
     Prepaid expenses . . . . . . . . . . . . . . . . . . . .         16,617           -
     Other assets . . . . . . . . . . . . . . . . . . . . . .         (8,794)    (17,722)
    (Decrease) increase in:
      Accounts payable. . . . . . . . . . . . . . . . . . . .        (78,238)     76,061
      Accrued compensation. . . . . . . . . . . . . . . . . .              -
      Accrued expenses. . . . . . . . . . . . . . . . . . . .         77,334      75,546
                                                               --------------  ----------

       Total adjustments. . . . . . . . . . . . . . . . . . .      1,949,502     371,050
                                                               --------------  ----------

  Net cash provided by (used in)
   operating activities . . . . . . . . . . . . . . . . . . .       (262,334)   (248,462)

Cash flows from investing activities:
   Purchase of fixed assets . . . . . . . . . . . . . . . . .        (41,026)          -
                                                               --------------  ----------
Net cash provided by (used in) investing activities . . . . .        (41,026)          -
                                                               --------------  ----------

Cash flows from financing activities:
   Proceeds from sale of common stock . . . . . . . . . . . .              -     166,822
   Proceeds from related party debt . . . . . . . . . . . . .        285,000     293,750
   Purchase of treasury stock . . . . . . . . . . . . . . . .              -    (193,750)
                                                               --------------  ----------
Net cash provided by (used in) financing activities . . . . .        285,000     266,822
                                                               --------------  ----------

Increase (decrease) in cash . . . . . . . . . . . . . . . . .        (18,360)     18,360
Cash and cash equivalents,
 beginning of period. . . . . . . . . . . . . . . . . . . . .         18,360           -
                                                               --------------  ----------
Cash and cash equivalents,
 end of period. . . . . . . . . . . . . . . . . . . . . . . .  $           -   $  18,360
                                                               ==============  ==========



See accompanying notes to consolidated financial statements.

<BTB>
                                  YouTicket.com, Inc.
                         Consolidated Statements of Cash Flows



                                                              Year Ended
                                                              December 31,
                                                                       2000        1999


Supplemental cash flow information:
   Cash paid for interest. . . . . . . . . . . . . . . . . .  $      17,461  $        -
   Cash paid for income taxes. . . . . . . . . . . . . . . .              -           -

Non-cash investing and financing activities:
   Excess fair value over assets acquired. . . . . . . . . .  $           -  $1,204,623
   Debt converted to equity. . . . . . . . . . . . . . . . .  $     234,116  $  503,206
   Deferred compensation . . . . . . . . . . . . . . . . . .  $      50,000  $  116,367





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

On November 19, 1998, the Company forward split its common stock 100:1, thus increasing the number of outstanding common shares from 25,000 shares to 2,500,000 shares. On January 11, 1999, the Company forward split its common stock 4:1, thus increasing the number of outstanding common shares from 2,500,000 shares to 10,000,000 shares. For purpose of presenting loss per share and other share information, the splits were assumed to have occurred as of January 1, 1998.

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

Going  Concern

The Company has incurred significant operating losses and at December 31, 2000, has negative working capital, which raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's plans for correcting this issue include raising equity through private placement offerings, focusing the Company's business on their website business and restructuring its operations to reduce operating expenses.

However, there can be no assurances that the Company will be able to secure additional capital or that if such capital is available, whether the terms or conditions will be acceptable to the Company.

Principles  of  Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Visitcom, Inc. All significant inter-company transactions and balances are eliminated.

Note  2  -  Summary  of  Significant  Accounting  Policies

Property  and  Equipment

Property and equipment are stated at cost, net of accumulated depreciation which is computed using the straight-line method over estimated lives of five to seven years. The Company capitalizes expenditures that materially increase asset lives and charges ordinary repairs and maintenance to operations as incurred.

Property and equipment are reviewed for impairment whenever events or circumstances indicate that the assets' undiscounted expected cash flows are not sufficient to recover its carrying amount. Impairment losses, if any, are recorded currently.


Long-lived  assets

The Company makes reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under SFAS No. 121, an impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset, and its eventual disposition is less than its carrying amount. No such impairment losses have been identified by the Company for the 1999 fiscal year. During the year ended December 31, 2000, the Company determined that the unamortized portion of recorded goodwill has been impaired due to the termination of certain business relationships which the Company had acquired in connection its merger with Visitcom. Accordingly, the Company charged $1,204,622 of the remaining recorded goodwill to operations during the year ended December 31, 2000.

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

Loss  Per  Share

Basic earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income (loss) by the basic shares outstanding and all dilutive securities, including stock options, but does not include the impact of potential common shares which would be antidilutive. These dilutive securities were anti-dilutive in 2000 and 1999.

For the year ended December 31, 2000, potential dilutive securities representing 982,500 outstanding stock options and warrants are not included in the earnings per share calculation since their effect would be anti-dilutive.

Note  2  -  Summary  of  Significant  Accounting  Policies  (Continued)

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

Note  2  -  Summary  of  Significant  Accounting  Policies  (Continued)

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


Note  3  -  Property  and  Equipment

Property  and  equipment  consists  of  the  following:




                                                                       Estimated
                                             December  31,               Useful
                                                2000                     Life
                                          ---------------            -----------
Computer  and Office Equipment             $       9,582            5 to 7 years
Furniture  and fixtures                           48,552                 5 years
                                         ---------------
                                                  58,134
Less  accumulated  depreciation                   13,081
                                         ---------------

                                         $        45,053
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

Note  4  -  Related  Party  Transactions  (continued)

On June 30, 1999, the Company issued three promissory notes to shareholders of the Company in the amounts of $70,000, $15,000 and $15,000 in exchange for cash. These notes, which were secured by the assets of the Company, bearing interest at a rate of 10% per annum and had a maturity date of January 31, 2000. The notes, plus accrued interest, were converted to 206,220 shares of the Company's common stock in November 1999.

On September 3, 1999, the Company issued two promissory notes of $96,875 each to two shareholders of the Company in exchange for cash. These notes were secured by 11,327,140 shares of the Company's common stock, which were repurchased from the previous owners of Visitcom. The promissory notes accrued interest at a rate of 10% per annum and were due on demand. These notes, plus accrued interest, were converted into 392,192 shares of the Company's common stock in November 1999.

In November 1999, the Company issued 300,000 shares of Common Stock in exchange for $150,000 in cash to existing shareholders of the Company.

At December 31, 2000, the Company had $79,630 of outstanding advances from shareholders due currently with interest at from 8% to 10%. Of the amount outstanding, $60,000 results from cash advances to the Company during the current year. The balance of $19,630 related to amounts due for expenses and services provided by a shareholder who was formerly an officer.

Note  5  -  Income  Taxes

At December 31, 2000, the Company has a net deferred asset of approximately $554,000, which has been fully offset by a valuation allowance. The valuation allowance increased by approximately $261,000 during the year ended December 31, 2000. The net deferred tax asset is comprised principally of a net operating loss carryforward. At December 31, 2000, the Company has a Federal operating loss carryforward of approximately $1,629,000. The net operating loss carryforward expires $686,000 in 2019 and $943,000 in 2020. The Company has determined that the write off of goodwill during the year ended December 31, 2000 may not be fully deductible for federal income tax purposes and has treated this item as a permanent difference in the computation of the net operating loss.

Note  6  -  Commitments  and  Contingencies

The Company is party to legal claims arising in the normal course of business. In the opinion of management, resolution of such matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

The Company leases office space under a non-cancelable operating lease expiring in September 2001. Future minimum payments due under this lease for the year ending December 31, 2000 are $5,670.

Employment  Agreement

In December 1999, the Company entered into an employment agreement with the President of the Company ("President"). Under the terms of this agreement, the Company shall pay the President a salary of $3,000 per month increasing to $7,000 upon receipt of $500,000 of new capital. The term of this agreement is twelve months. The agreement also provided for the granting of 360,000 options to the President, vesting at a rate of 30,000 per month at an exercise price of $0.25 per share. The contract was terminated in July 2000 and vested stock options at the termination date amounted to 210,000 shares.

Note  7  -  Stock  Options  and  Shareholders'  Equity

During 2000, the Company received advances of $300,000, which was converted, including accrued interest, into 9,200,000 shares of the Company's common stock in August 2000 (1,000,000 shares) and November 2000 (8,200,000 shares). Conversion price was based on the fair market value of the Company's common stock as of the date of the transactions.

Additionally in 2000, the Company issued an aggregate of 8,218,000 shares of its common stock to six individuals or entities that have provided services to the Company valued at $639,480. The issue price was based on the fair market value of the Company's common stock as of the date of the transactions. Certain of the services are being provided pursuant to a twelve month contract that commenced October 31, 2000. Accordingly, the Company has recorded $50,000 as unearned services pursuant to the contract at December 31, 2000.

During 2000, options were granted to employees to purchase 400,000 shares of common stock. These options were granted with an average exercise price of $0.21 with a term of five and one half years. The fair value of these options was determined by the Company to be approximately $3,075. This has been charged to general and administrative expenses during the year ended December 31, 2000.

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

In November 1999, the Company entered into a website development agreement with an outside consulting service. In conjunction with this agreement, the Company issued warrants to purchase 300,000 shares of Common Stock. These warrants were granted with an exercise price of $0.25 and a term of four years. The fair value of these warrants was determined by the Company to be approximately $68,272. These charges are amortized over the twelve-month term of the agreement. As of December 31, 1999, the unamortized balance of the deferred expense related to these warrants amounted to $51,976, which was fully amortized during the year ended December 31, 2000.

In September 1999, the board of directors of the Company approved a performance equity plan that authorized up to 3,000,000 shares to be issued. The Company has reserved 3,000,000 shares of Common Stock for issuance under this plan.

The  Company  has  also  granted  options under non-qualified option agreements.

Note  7  -  Stock  Options  and  Shareholders'  Equity  (continued)

Activity under the performance equity plan and non-qualified option agreements is as follows:
                                                                  Weighted
                                                                  Average
                                                                  Exercise
                                                  Shares          Price
                                               ------------    ------------
Outstanding  at  December  31,  1998                     -       $       -
    Granted                                      1,915,000          0.2915
    Exercised                                            -               -
    Canceled                                      (280,000)         0.3125
                                              ------------    ------------
Outstanding  at  December  31,  1999             1,635,000       $  0.2870
    Granted                                        400,000          0.2805
    Exercised                                            -               -
    Canceled                                      (752,500)         0.2833
                                              ------------    ------------
Outstanding  at  December  31,  2000              1,282,500      $  0.2903
                                              ============    ============

Stock  Based  Compensation

During the years ended December 31, 2000 and 1999, some of the options granted to employees under the plan were granted at an exercise price below the fair market value. In accordance with APB Opinion No. 25, the Company has recorded compensation expense of $3,075 and $14,269 for the years ended December 31, 2000 and 1999 and had deferred $64,391 of future compensation expense at December 31, 1999. All other stock options issued to employees have an exercise price not less than the fair market value of the Common Stock on the date of grant, and in accounting for such options utilizing the intrinsic value method, there is no related compensation expense recorded in the Company's consolidated financial statements. If compensation cost for stock- based compensation had been determined based on the fair market value of the stock options on their dates of grant in accordance with SFAS 123, the Company's net loss for the years ended December 31, 2000 and 1999 would have been increased to the pro forma amounts presented below:
                                                    December  31,
                                               2000                1999
                                           ------------         -----------
Net  loss:
   As  reported                             $  (2,211,836)        $  (619,512)
   Pro  forma                               $  (2,292,114)        $  (845,933)

Basic  and  diluted  loss  per  common  share:
   As  reported                              $     (0.07)         $    (0.05)
   Pro  forma                                $     (0.07)         $    (0.07)

The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for options granted during 2000; expected life of option of five to six and a half years, expected volatility of 5%, risk free interest rate of 7% and a 0% dividend yield. The weighted average fair value at the grant date for stock options granted during 2000 and 1999 was $0.21 and $0.28 per option.

Note  7  -  Stock  Options  and  Shareholders'  Equity  (continued)

Additional information relating to stock options and warrants outstanding and exercisable at December 31, 2000, summarized by exercise price are as follows:

                                                            Exercisable
                         Outstanding  Weighted  Average     Weighted     Average
                         -----------------------------    ---------   --------
     Exercise  Price                    Life       Exercise            Exercise
       Per  share           Shares     (Years)       Price     Shares    Price
    ---------------      ----------   ---------   --------  --------  ------
      $    0.25            195,000      3.9      $  0.25      195,000  $  0.25
      $    0.27            100,000      5.4      $  0.27      100,000  $  0.27
      $    0.2815          387,500      4.4      $  0.2815    287,500  $  0.2815
      $    0.3125          600,000      3.8      $  0.3125    600,500  $  0.3125

                         ----------                         ---------
                         1,282,500                          1,182,500
                         ==========                         =========

Note  8  -  Business  Acquisition

On June 30, 1999, the Company acquired Visitcom, Inc. ("Visitcom"), a Las Vegas show and tour ticketing service agency. The Company issued 14,327,140 shares of its common stock to purchase Visitcom. The market value of these shares on the date of this transaction was $0.25 per share. On September 3, 1999, the Company repurchased 11,327,140 shares of the original issuance for $193,750 in cash due to subsequent changes in the purchase price. The transaction was accounted for as a purchase. The net purchase price of Visitcom was $750,000. The cost in excess of the fair value of the net assets acquired was $1,204,623, which was to be amortized on a straight line basis over seven years. The results of operations of Visitcom are included in the accompanying consolidated financial statements from the date of acquisition.

The following summarized unaudited pro forma financial information assumes the acquisition had occurred on January 1, 1999. The unaudited pro forma results are not necessarily indicative of the results which might actually have been obtained had the acquisition occurred as of January 1, nor are they intended to be indicative of future results of operations.

                                 Year  ended  December  31,  1999
                                 -----------------------------
                                                  Pro  forma      Consolidated
                   Youticket      Visitcom       Adjustments
Amounts
                 -------------   ------------    -------------   --------------
Revenue          $     189,243   $    178,148    $        -      $      367,391

Cost  of Revenue        117,779         99,757             -            217,536
  Revenue
                  -------------   ------------    -------------   -------------
Gross  Profit            71,464         78,391              -           149,855

Selling  and  admin-
istrative  expenses    690,976        199,553      (1) 86,045           976,574
                  ------------    ------------     ------------    ------------
Net loss          $   (619,512)   $  (121,162)                     $   (826,719)
                  ============    ===========                      ============

Loss per          $      (0.05)                                    $      (0.06)
common  share  -
basic  and  diluted

Shares used in         12,224,699                                     13,704,151
computing
earnings  per
share

(1) To amortize goodwill in connection with the purchase of Visitcom on a straight-line basis over seven years.

The acquisition of Visitcom on June 30, 1999 and the allocation of the purchase price on the basis of the fair values of the assets acquired and liabilities assumed is as follows:

Components  of  Purchase  Price:

   Common  stock  issued  (14,327,140  shares)            $    3,581,785
   Repurchase  of  common  stock  (11,327,140  share         (2,831,785)
                                                           -------------
                                                          $      750,000
                                                           =============
Summary  Allocation:
   Assets                                                 $       15,362
   Liabilities                                                 (469,985)
   Goodwill                                                    1,204,623
                                                           -------------
                                                          $      750,000
                                                           =============

The purchase price is based on the fair value of the Company's common stock on the date of the acquisition.