Form 10QSB
period 2001-03-31
YOUTICKET COM INC
filed 2001-05-15
CIK 1100080

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001


[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT  OF  1934

       For the transition period from _______________ to _______________.


                         COMMISSION FILE NUMBER 1-28733


                               YOUTICKET.COM, INC.
             (Exact name of registrant as specified in its charter)


                              NEVADA                         88-0430607
              (State or other jurisdiction of             (I.R.S. Employer
              incorporation or organization)              Identification No.)

                4815 RUSSELL ROAD, SUITE 14-N
                      LAS VEGAS, NEVADA                         89118
             (Address of principal executive offices)         (Zip Code)


      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE    (702) 876-8200


     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.     Yes  X          No.
             -----          ----.


     APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities  under  a  plan  confirmed  by  a  court.    Yes         No.
                                                            ----       -----


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of April 26, 2001, there were 62,539,939 shares of common stock issued and outstanding.


                  TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
                                  (check one):

                             Yes _____     No __X__
                                                -

                               YOUTICKET.COM, INC.

                                TABLE OF CONTENTS
                                -----------------


                                     PART I

Item  1          Financial  Statements

Item  2          Management's  Discussion  and  Analysis  or  Plan of Operations

                                     PART II

Item  1          Legal  Proceedings

Item  2          Changes  in  Securities  and  Use  of  Proceeds

Item  3          Defaults  Upon  Senior  Securities

Item  4          Submission  of  Matters  to  a  Vote  of  Security  Holders

Item  5          Other  Information

Item  6          Exhibits  and  Reports  on  Form  8-K

                                     PART I

This Quarterly Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the "Exchange Act"). These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading "Management's Discussion and Analysis of Financial Condition or Plan of Operation." Forward-looking statements also include statements in which words such as "expect," "anticipate," "intend," "plan,"
"believe,"  "estimate,"  "consider"  or  similar  expressions  are  used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company's future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM  1     FINANCIAL  STATEMENTS


                                 YOUTICKET.COM,  INC.
                             CONSOLIDATED  BALANCE  SHEET
                                   (UNAUDITED)


                                                                 March 31        December 31,
                                                                   2001               2000
ASSETS

Current Assets
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    11,849   $           -
  Accounts Receivable . . . . . . . . . . . . . . . . . . . . .        1,095           1,336
  Prepaid Expenses. . . . . . . . . . . . . . . . . . . . . . .            -           1,105

Total Current Assets. . . . . . . . . . . . . . . . . . . . . .       12,944           2,441

Property and Equipment at cost, net of accumulated. . . . . . .       41,828          45,053
    depreciation of $16,306 . . . . . . . . . . . . . . . . . .            -               -
Other Assets. . . . . . . . . . . . . . . . . . . . . . . . . .        9,899           8,794

Total Assets. . . . . . . . . . . . . . . . . . . . . . . . . .  $    64,671   $      56,288

LIABILITIES AND SHAREHOLDER'S DEFICIT

Current Liabilities
  Bank Overdraft
  Accounts Payable. . . . . . . . . . . . . . . . . . . . . . .  $   226,177   $     221,769
  Accrued Expenses. . . . . . . . . . . . . . . . . . . . . . .      158,513         142,134
  Notes Payable . . . . . . . . . . . . . . . . . . . . . . . .      124,630          79,630
  Accrued Compensation. . . . . . . . . . . . . . . . . . . . .            -               -

Total Current Liabilities . . . . . . . . . . . . . . . . . . .      509,320         443,533

Total Liabilities . . . . . . . . . . . . . . . . . . . . . . .      509,320         443,533

Shareholder's  Equity
  Common Stock, .0001 par Value, 100,000,000 shares authorized,
  36,476,772 shares issued and outstanding
  at March 31, 2001, and 32,465,272 at December 31, 2000. . . .        3,647           3,246
  Additional Paid in Capital. . . . . . . . . . . . . . . . . .    2,652,697       2,539,128
  Deferred Compensation . . . . . . . . . . . . . . . . . . . .      (72,521)        (95,771)
  Accumulated Deficit . . . . . . . . . . . . . . . . . . . . .   (3,028,472)     (2,833,848)

  Total Shareholder's  Equity . . . . . . . . . . . . . . . . .     (444,649)       (387,245)

Total Liabilities and Shareholder's  Equity . . . . . . . . . .  $    64,671   $      56,288


           See Accompanying Notes to Consolidated Financial Statements


                                     YOUTICKET.COM,  INC.
                               CONSOLIDATED  STATEMENTS  OF  OPERATIONS
                                        (UNAUDITED)



                                                              Three Months Ended
                                                             March 31      March 31
                                                                2001          2000


  Revenue . . . . . . . . . . . . . . . . . . .  $            50,557   $    94,567

  Cost of Revenue . . . . . . . . . . . . . . .               38,436        85,245

  Gross Profit. . . . . . . . . . . . . . . . .               12,121         9,322

  Selling, General and Administrative Expenses.              206,738       445,096

  Amortization of Goodwill. . . . . . . . . . .                    -        43,202

  Net Loss. . . . . . . . . . . . . . . . . . .  $          (194,616)  $  (478,976)

  Net Loss per common share . . . . . . . . . .                (0.01)        (0.03)

  Weighted average number of common shares
  outstanding (basic and diluted) . . . . . . .           35,139,605    12,424,700

           See Accompanying Notes to Consolidated Financial Statements


                                   YOUTICKET.COM,  INC.
                         CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                                      (UNAUDITED)


                                                     March 31,     March 31
                                                      2001           2000

Cash flows form operating activities
  Net Loss . . . . . . . . . . . . . . . . . . .  $ (194,616)  $  (478,976)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
  Stock Issued for Services. . . . . . . . . . .     113,970    211,885.00
  Depreciation and amortization. . . . . . . . .       3,218     44,023.00
  Non-cash charges related to equity issuances .           -
  Deferred Compensation. . . . . . . . . . . . .      23,250     31,282.00
Changes in operating assets and liabilities
  Accounts Receivable. . . . . . . . . . . . . .         241        17,756
  Other Assets . . . . . . . . . . . . . . . . .           -          (340)
  Accounts Payable . . . . . . . . . . . . . . .       4,408       (42,643)
  Accrued Expenses . . . . . . . . . . . . . . .      16,379        98,421
  Accrued Compensation . . . . . . . . . . . . .           -         4,807

Net cash used in operating activities . . . . . .     (33,151)     (113,785)

Cash flow from investing activities
  Purchase of property and equipment . . . . . .           -        (4,372)

Cash flows from financing activities
  Bank Overdraft . . . . . . . . . . . . . . . .           -             -
  Capital Contribution . . . . . . . . . . . . .           -
  Proceeds from Notes Payable. . . . . . . . . .      45,000       125,000
  Purchase of treasury stock . . . . . . . . . .           -

  Net cash provided by financing activities. . .      45,000       125,000

  Increase/(Decrease in Cash). . . . . . . . . .      11,849         6,843

  Cash, beginning of period. . . . . . . . . . .           -     18,360.00

  Cash, end of period. . . . . . . . . . . . . .  $   11,849   $    25,203


           See Accompanying Notes to Consolidated Financial Statements

                               YOUTICKET.COM, INC.
                                   FORM 10-QSB

                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

                                 MARCH 31, 2001

1.     BASIS  OF  PRESENTATION:

     The Unaudited Consolidated Financial Statements included herein have been prepared by Registrant and include all normal and recurring adjustments which are, in the opinion of Management, necessary for a fair presentation of the financial position at March 31, 2001 and December 31, 2000. The results of operations and the statement of cash flows for the three months ended March 31, 2001 and March 31, 2000 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements include the accounts of youticket.com, inc. and any wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made in these financial statements are adequate to make the information presented not misleading when read in conjunction with the financial statements and notes thereto included in the Company's latest audited financial statements which were included in the Form 10-KSB filed with the SEC. Certain reclassifications of prior year amounts have been made to conform to current year presentations. The results of operations for the subject periods are not necessarily indicative of the results for the entire year.

2.     COMPANY

     The Company was organized May 9, 1996, under the laws of the State of Nevada, as BNE Associates, Inc. On June 30, 1999, the Company acquired Visitcom, Inc. ("Visitcom") and the Company changed its name to youticket.com, inc. (the "Company").

     The Company operates an Internet show and tour ticketing website, www.youticket.com, which offers an increasing range of ticketing and reservation services for entertainment, tours, and travel for the Las Vegas and the surrounding market areas. In addition to selling tickets through its website, youticket.com also enables customers to purchase its products via its toll-free telephone numbers. Currently, the company has strategic relationships with Goalnet (Japan), National Reservation Bureau, Inc, Golf Reservations of Nevada, Inc., and various leading hotels and casinos in Las Vegas. youticket.com has also formed alliances with www.playersnetwork.com, and www.travelnow.com.

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


                                  YOUTICKET.COM,  INC.
                                     FORM  10-QSB

                                NOTES  TO  CONSOLIDATED
                             FINANCIAL  STATEMENTS  (CON'T)

                                    MARCH 31, 2001




                                            Three Months Ended
                                     March 31, 2001     March 31, 2000

Loss . . . . . . . . . . . . . .            (194,616)        (478,976)

Weighted number of common
shares outstanding . . . . . . .          35,139,605       12,424,700

Effect of diluted securities . .                   -                -

Basis and diluted loss per share                (.01)            (.03)


For the three months ended March 31, 2001, potential dilutive securities representing 982,500 outstanding stock options and warrants are not included in the earnings per share calculation since their effect would be antidilutive.

4.     STOCK  ISSUANCE

On February 2, 2001 we issued 2,000,000 shares of common stock to Jeff Harvey, President of the Company, as compensation. On that same date, we issued 1,200,000 shares of common stock to Stockbroker Presentations, Inc. in payment of services through that date. We also issued an additional 1,200,000 shares of common stock to International Investment Banking, Inc. as compensation. The aggregate value of the above services and compensation, based on the stock price on the dates of issuance, was $137,280.

5.     CONTINGENCIES

     The Company is party to legal claims arising in the normal course of business. In the opinion of management, resolution of such matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

ITEM  2     MANAGEMENTS  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

QUALIFIED  REPORT  OF  INDEPENDENT  CERTIFIED  PUBLIC  ACCOUNTANTS

     Our independent accountant has qualified his report, stating that the audited financial statements of youticket.com for the period ending December 31, 2000 have been prepared assuming the company will continue as a going concern.
They note that the significant losses of our company as of December 31, 2000, and the negative working capital at December 31, 2000, raise substantial doubt about our ability to continue in business.

     We had significant losses of $194,616 for the three month period ended March 31, 2001. We have funded losses by the sale of additional securities. We expect losses to continue. We have no sources of long-term capital. To the extent losses continue and we are unable to fund them, we may have to curtail aspects of our operations or cease operations altogether. We anticipate having sufficient cash flow from operations and cash to fund our operations into the third quarter of fiscal year 2001, we cannot predict how long we will be able to remain operational into the future.

RESULTS  OF  OPERATIONS

Revenue

     We had revenues of $50,557 for the quarter ended March 31, 2001, a decrease of 46% from revenues of $94,567 during the comparable quarter in 2000. This decrease in revenues is attributable to slower sales in show and tour tickets as a result of the termination of our contracts with the Venetian Resort and Ticketmaster.

Cost  of  Revenue

     The cost of revenue decreased in the first quarter of 2001 by $46,809, down 54% (from $85,245 to $38,436), compared to the same period in 2000. The cost of revenue primarily represents the costs of show and tour tickets and commissions to our alliances. The decrease in the cost of revenue was attributable to decrease in our sales volume.

Gross  Profit

     Gross profit increased in the first quarter of 2001 by $2,799, up 30% (from $9,322 to $12,121) during the three-month period ending March 31, 2001, compared to the same period in 2000. The increase in margins was attributable to lower commissions, due to the contract termination with the Venetian Hotel and Tickemaster.

Selling,  General  and  Administrative

     Selling, General and Administrative expenses decreased by $238,358 during the three months ended March 31, 2001, compared to 2000. These expenses were principally the costs associated with developing the website, salaries, rent, professional fees, investor relations, selling and marketing costs and general overhead. The decrease is primarily due to cost cutting efforts and the decreased cost of investor relations.

Net  Losses

Net Losses for the first quarter of 2001 were $194,616 as compared to $478,976 in the same period for 2000. This decrease in net loss of $284,360 was attributable to lower costs of operations and administrative expenses. Operational losses are expected to continue as we seek to develop and expand the business.

 Liquidity  and  Capital  Requirements

     The cash balance of the Company at the beginning of the period was zero, and was increased to $11,849 by the end of the quarter. This increase was primarily due to the issuance of stock for services in the amount of $113,970 and the proceeds from a note payable in the amount of $45,000 to be applied against the net loss of $194,616 for the period. The working capital requirements of youticket.com are anticipated to be funded by the issuance of stock for services and the sale of stock to private investors. We will require additional capital financing to continue to develop our business. Capital funds are required for operating losses and to further our web site development, marketing, and strategic alliances and acquisitions. We have determined that the funds needed for full implementation of our current business plan will be substantial. If we are unable to raise capital or increase our revenues, we will have to curtail aspects of our business plan and operations or cease our operations altogether.

     The accumulated deficit increased by $194,624 to $3,028,472, while the deficit in shareholders equity increased by $57,404 to $444,649.

                                     PART II

ITEM  1          LEGAL  PROCEEDINGS

     There have been no material developments to the reportable events in the Company's Form 10-KSB filed with the SEC on April 13, 2001.

ITEM  2          CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     On  February  2,  2001  we  issued 2,000,000 shares of common stock to Jeff
Harvey, President of the Company, as compensation. On that same date, we issued 1,200,000 shares of common stock to Stockbroker Presentations, Inc. in payment of services through that date. We also issued an additional 1,200,000 shares of common stock to International Investment Banking, Inc. as compensation. The aggregate value of the above services and compensation, based on the stock price on the dates of issuance, was $137,280. All of the issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM  3          DEFAULTS  UPON  SENIOR  SECURITIES

     There have been no events which are required to be reported under this Item.

ITEM  4          SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     No matters were submitted to a vote of the security holders during the applicable period.

ITEM  5          OTHER  INFORMATION

     Not  applicable.

ITEM  6          EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits

     None.

(b)     Reports  on  Form  8-K

     On March 21, 2001, the Company filed a Current Report on Form 8-K dated March 20, 2001 regarding Item 4 thereof, Changes in Registrants Certifying Accountant.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  May  15,  2001
                                                     youticket.com,  inc.


                                                     /s/  Jeffrey  M.  Harvey
                                                     ___________________________

                                                     By:  Jeffrey  M.  Harvey

                                                     Its:  President


Dated: May 15, 2001                                  /s/ Maria Burkholder

                                                     ___________________________

                                                     By:  Maria  Burkholder

                                                     Its:  Treasurer