Form 10QSB
period 2001-06-30
YOUTICKET COM INC
filed 2001-08-13
CIK 1100080

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                   FORM 10-QSB


[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001


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


     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.     Yes    X     No      .
               ----       -----


     APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities  under  a  plan  confirmed  by  a  court.    Yes         No        .
                                                            -----       -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of August 8, 2001, there were 4,101,179 shares of common stock issued and outstanding.


                  TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
                                  (check one):

                             Yes       No  X   .
                                -----    ------

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

ITEM  1     FINANCIAL  STATEMENTS


                                                 YOUTICKET.COM, INC.
                                             CONSOLIDATED BALANCE SHEET
                                                    JUNE 30, 2001
                                                     (UNAUDITED)

                                                                              June 30                 December 31,
                                                                                2001                      2000
ASSETS

Current Assets
       Cash                                                                   $  -                   $     -
       Accounts Receivable                                                      2,276                    1,336
       Prepaid Expenses                                                          -                       1,105

Total Current Assets                                                            2,276                    2,441

Property and Equipment at cost, net of accumulated                             38,588                   45,053
    depreciation of $19,547
Other Assets                                                                    9,899                    8,794

Total Assets                                                                 $ 50,763                $  56,288

LIABILITIES AND SHAREHOLDER'S DEFICIT

Current Liabilities
       Accounts Payable                                                      $ 217,970               $ 221,769
       Accrued Expenses                                                        152,728                 142,134
       Notes Payable                                                            74,630                  79,630
       Accrued Compensation                                                       -                        -

Total Current Liabilities                                                      445,329                 443,533

Total Liabilities                                                              445,329                 443,533

Shareholder's  Equity
       Common Stock, .0001 par Value,
       100,000,000 shares authorized,
       2,084,665 shares issued and outstanding
       at June 30, 2001, and 32,465,272 at
       December 31, 2000.                                                          208                   3,246
       Additional Paid in Capital                                            3,537,133               2,539,128
       Deferred Compensation                                                   (49,271)                (95,771)
       Accumulated Deficit                                                  (3,882,637)             (2,833,848)

       Total Shareholder's  Equity                                            (394,566)               (387,245)

Total Liabilities and Shareholder's  Equity                                   $ 50,763                $ 56,288

           See Accompanying Notes to Consolidated Financial Statements


                                                    YOUTICKET.COM, INC.
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                 FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                                        (UNAUDITED)


                                                                            Three Months Ended          Six Months Ended
                                                                            --------------------       --------------------
                                                                            June 30,     June 30,       June 30,   June 30,
                                                                            --------     --------      --------  ----------
                                                                              2001         2000          2001        2000


Revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   44,511   $  76,932   $    95,068   $ 171,499

Cost of Revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      23,133      54,596        61,569     139,841

Gross Profit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      21,378      22,336        33,498      31,658

Selling, General and Administrative Expenses . . . . . . . . . . . . . .     875,551     360,435     1,082,287     805,530

Amortization of Goodwill . . . . . . . . . . . . . . . . . . . . . . . .           -      43,202             -      86,405

Net Loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ (854,172)  $(381,301)  $(1,048,789)  $(860,277)

Net Loss per common share. . . . . . . . . . . . . . . . . . . . . . . .  $    (0.41)  $   (0.71)  $     (0.64)  $   (1.64)

Weighted average number of common shares outstanding (basic and diluted)   2,084,665     535,921     1,627,992     524,493

          See Accompanying Notes to Consolidated Financial Statements


                               YOUTICKET.COM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)


                                                          June 30,     June 30
                                                            2001        2000

Cash flows form operating activities
       Net Loss . . . . . . . . . . . . . . . . . . .  $(1,048,789)  $(860,277)
       Adjustments to reconcile net loss to net cash
       used in operating activities:
       Stock Issued for Services. . . . . . . . . . .      994,967     426,255
       Compensation Value of Debt Conversion. . . . .      (95,000)
       Depreciation and amortization. . . . . . . . .        6,467      91,113
       Deferred Compensation. . . . . . . . . . . . .       46,500      33,304
Changes in operating assets and liabilities
       Accounts Receivable. . . . . . . . . . . . . .         (940)     22,756
       Other Assets . . . . . . . . . . . . . . . . .            -       5,206
       Accounts Payable . . . . . . . . . . . . . . .       (3,799)    (18,492)
       Accrued Expenses . . . . . . . . . . . . . . .       10,594     131,757
       Accrued Compensation . . . . . . . . . . . . .            -       4,808
                                                         -----------  ---------
Net cash used in operating activities . . . . . . . .      (90,000)   (163,570)
                                                         -----------  ---------

Cash flow from investing activities
       Purchase of property and equipment . . . . . .            -     (44,480)
                                                         -----------  ---------
Cash flows from financing activities
Bank Overdraft. . . . . . . . . . . . . . . . . . . .            -           -
Proceeds from Notes Payable . . . . . . . . . . . . .       90,000     200,000

Net cash provided by financing activities . . . . . .       90,000     200,000
                                                         ----------   ---------
Increase/(Decrease in Cash) . . . . . . . . . . . . .            -      (8,050)
Cash, beginning of period
                                                                 -      18,360
Cash, end of period
                                                       $         -   $  10,310
=====================================================  ============  ==========


           See Accompanying Notes to Consolidated Financial Statements

                               YOUTICKET.COM, INC.
                                   FORM 10-QSB

                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

                                  JUNE 30, 2001

1.     BASIS  OF  PRESENTATION:

     The Unaudited Consolidated Financial Statements included herein have been prepared by Registrant and include all normal and recurring adjustments which are, in the opinion of Management, necessary for a fair presentation of the financial position at June 30, 2001 and December 31, 2000. The results of operations for the three and six months ended June 30, 2001 and 2000 and the statements of cash flows for the six months ended June 30, 2001 and 2000 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements include the accounts of youticket.com, inc. and any wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made in these financial statements are adequate to make the information presented not misleading when read in conjunction with the financial statements and notes thereto included in the Company's latest audited financial statements which were included in the Form 10-KSB filed with the SEC. Certain reclassifications of prior year amounts have been made to conform to current year presentations. The results of operations for the subject periods are not necessarily indicative of the results for the entire year.

2.     COMPANY

     The Company was organized May 9, 1996, under the laws of the State of Nevada, as BNE Associates, Inc. On June 30, 1999, the Company acquired Visitcom, Inc. ("Visitcom") and the Company changed its name to youticket.com, inc. (the "Company").

     The Company operates an Internet show and tour ticketing website, www.youticket.com, which offers an increasing range of ticketing and reservation
         --------
services for entertainment, tours, and travel for the Las Vegas and the surrounding market areas. In addition to selling tickets through its website, youticket.com also enables customers to purchase its products via its toll-free telephone numbers. Currently, the company has strategic relationships with Goalnet (Japan), National Reservation Bureau, Inc, Golf Reservations of Nevada, Inc. and various leading hotels and casinos in Las Vegas. youticket.com has also formed alliances with www.playersnetwork.com, and www.travelnow.com.
                               ----------------------        -------------

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


                                                YOUTICKET.COM, INC.
                                                   FORM 10-QSB

                                             NOTES TO CONSOLIDATED
                                          FINANCIAL STATEMENTS (CON'T)

                                                 JUNE 30, 2001


                                             Three Months Ended       Six Months Ended
                                            June 30,    June 30,    June 30,    March  31,
                                             2001        2000        2001         2000
                                           ---------   --------   ---------    -----------

Loss                                       (854,172)   (381,301)  (1,048,789)   (860,277)


Weighted number of
common shares outstanding                 2,084,665     535,921    1,627,992     524,493

Effect of diluted securities                   -           -            -           -

Basis and diluted loss
per share                                      (.41)       (.71)        (.64)      (1.64)


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

On April 2, 2001, we cancelled 388,500 shares of common stock originally issued to prior legal counsel to the Company. On that same date, we cancelled 11,327,140 shares of treasury stock.

On April 25, 2001, we issued 24,063,167 shares of common stock to four entities upon the conversion of an outstanding promissory note valued at $177,000, plus interest of $4,103. On that same date, we issued 2,000,000 shares of common stock as compensation for services valued at $60,000.

     Effective June 5, 2001, the issued and outstanding shares of common stock of the Company underwent a 1-for-30 reverse stock split.

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

     We had significant losses of $1,048,789 for the six month period ended June 30, 2001. We have funded losses by the sale of additional securities. We expect losses to continue. We have no sources of long-term capital. To the extent losses continue and we are unable to fund them, we may have to curtail aspects of our operations or cease operations altogether. We anticipate having sufficient cash flow from operations and cash to fund our operations into the third quarter of fiscal year 2001, we cannot predict how long we will be able to remain operational into the future.

RESULTS  OF  OPERATIONS

Revenue

     We had revenues of $44,511 for the quarter ended June 30, 2001, a decrease of 42% from revenues of $76,932 during the comparable quarter in 2000. For the six month period ended June 30, 2001, we had revenues of $95,068, a decrease of 44% from revenues of $171,499 during the comparable six month period in 2000.
Our revenues were primarily derived from the sale of show tickets and tour tickets via our website. This decrease in revenues is attributable to slower sales in show and tour tickets as a result of the termination of our contracts with the Venetian Resort and Ticketmaster, as well as a decline in website hits.

Cost  of  Revenue

     The cost of revenue decreased in the quarter ended June 30, 2001 by $31,463, down 57% (from $54,596 to $23,133) as compared to the same quarter in 2000. The cost of revenue for the six months ended June 30, 2001 decreased by $78,272, down 55% (from $139,841 to $61,569) as compared to the same six month period in 2001. The cost of revenue primarily represents the costs of show and tour tickets and commissions to our alliances. The decrease in the cost of revenue was attributable to the decrease in our sales volume.

Gross  Profit

     Gross profit decreased by 4% in the quarter ended June 30, 2001 as compared to the same quarter in 2000. This decrease is not considered material by management given the concurrent decrease in revenues and cost of revenue. Gross profit for the six month period ended June 30, 2001 increased by 5% as compared to the same six month period in 2000. The increase in margins was attributable to lower commissions, due to the contract termination with the Venetian Hotel and Ticketmaster.

Selling,  General  and  Administrative

     Selling, General and Administrative expenses were $875,551 for the quarter ended June 30, 2001, an increase of $515,116, or 142% as compared to the same quarter in 2000. These expenses consisted of $781,895 in non-cash investor relations compensation paid with the issuance of stock, $19,875 in legal fees, and $36,497 in salaries and wages, and $23,250 in non-cash compensation expense related to the issuance of stock. SG&A expenses were $1,082,287 for the six month period ended June 30, 2001, an increase of $276,757, or 34%, as compared to the same period in 2000. The cash expenses were principally the costs associated with developing the website, salaries, rent, professional fees, investor relations, selling and marketing costs and general overhead. The non-cash expenses were the costs associated with the issuance of common stock as compensation.

Net  Losses

Net Losses for quarter ended June 30, 2001 were $854,172 as compared to $381,301 for the same period in 2000, an increase of 124%. Net losses for the six month period ended June 30, 2001 were $1,048,789 as compared to $860,277 for the same period in 2000, an increase of 21%. The increase in net loss for both periods is attributable to higher selling, general and administrative expenses, costs of operations, administrative and non-cash expenses. Operational losses are expected to continue as we seek to develop and expand the business.

 Liquidity  and  Capital  Requirements

     The cash balance of the Company at the beginning and end of the six month period ended June 30, 2001 was period was zero. The working capital requirements of youticket.com are anticipated to be funded by the issuance of stock for services and the sale of stock to private investors. We will require additional capital financing to continue to develop our business. Capital funds are required for operating losses and to further our web site development, marketing, and strategic alliances and acquisitions. We have determined that the funds needed for full implementation of our current business plan will be substantial. If we are unable to raise capital or increase our revenues, we will have to curtail aspects of our business plan and operations or cease our operations altogether.

     The accumulated deficit has increased by $1,048,789 to $3,882,637, during the period from December 31, 2000 to June 30, 2001, while the deficit in shareholders equity has increased by $7,321 to $394,566, during that same period.

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

     On April 2, 2001, we cancelled 388,500 shares of common stock originally issued to prior legal counsel to the Company. On that same date, we cancelled 11,327,140 shares of treasury stock.

On April 25, 2001, we issued 6,063,167 shares of common stock to Mistral International Ltd., 6,000,000 shares to Crystal Asset Management, Inc.,
6,000,000 to Corporate Service Providers, Inc., and 6,000,000 shares to LC Capital, Inc., each an assignee of an outstanding promissory note, upon conversion of said note. All of the issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

On April 25, 2001, we issued 2,000,000 shares of common stock to R&V of Islamorada, Inc. as compensation for services rendered to the Company. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

     Effective June 5, 2001, the issued and outstanding shares of common stock of the Company underwent a 1-for-30 reverse stock split.

ITEM  3          DEFAULTS  UPON  SENIOR  SECURITIES

     There have been no events which are required to be reported under this Item.

ITEM  4          SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     The Company held its annual meeting of stockholders on June 4, 2001. Proxies were not solicited from the shareholders.

     Three individuals were elected to the Company's Board of Directors, namely Carl E. Dilley, Jeffrey M. Harvey, and Donald A. Mitchell. Messrs. Harvey and Mitchell were Directors of the Company prior to the meeting, while Mr. Dilley was nominated by the Board of Directors and elected to serve his first term.
Three individuals who were previously Directors of the Company elected not to stand for re-election, namely Byron Rambo, Virginia Thompson and Alexander H. Williams. The results of the voting were as follows:



Director . . . . .  Votes For   Votes Against  Votes Withheld
------------------  ----------  -------------  --------------
Carl E. Dilley . .  37,963,167              -               -
Jeffrey M. Harvey.  37,963,167              -               -
Donald A. Mitchell  37,963,167              -               -


The other matters on which the shareholders voted, and the results of voting, were:

     (i) To amend the Articles of Incorporation of the Company to effectuate 1-for-30 reverse stock split of the presently issued and outstanding shares of common stock and to authorize 10,000,000 shares of preferred stock.

                 Votes For     Votes Against     Votes Withheld
                 ---------     -------------     --------------
                37,963,167           -                 -


     (ii) To adopt Restated Articles of Incorporation for the purpose of consolidating previous amendments to the Company's Articles of Incorporation.

                 Votes For     Votes Against     Votes Withheld
                 ---------     -------------     --------------
                37,963,167           -                 -

     (iii)     To  approve  the  youticket.com,  inc.  2001  Stock  Option Plan.

                 Votes For     Votes Against     Votes Withheld
                 ---------     -------------     --------------
                37,963,167           -                  -

     (iv) To ratify the appointment of James E. Scheifley & Associates, P.C. as independent auditors of the Company for the fiscal year ending December 31, 2001.

                 Votes For     Votes Against     Votes Withheld
                 ---------     -------------     --------------
                37,963,167           -                 -

ITEM  5          OTHER  INFORMATION

     Not  applicable.

ITEM  6          EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits

     None.

(b)     Reports  on  Form  8-K

     On April 9, 2001, the Company filed an amended Current Report on Form 8-K/A dated April 9, 2001 regarding Item 4 thereof, Changes in Registrants Certifying Accountant.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  August  10,  2001
                                                   youticket.com,  inc.


                                                  /s/  Jeffrey  M.  Harvey
                                                  ______________________________
                                                  By:  Jeffrey  M.  Harvey
                                                  Its:  President


Dated: August 10, 2001                            /s/ Maria Burkholder

                                                  ______________________________
                                                  By:  Maria  Burkholder
                                                  Its:  Treasurer