Form 10QSB
period 2001-09-30
YOUTICKET COM INC
filed 2001-12-07
CIK 1100080

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001


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


     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.     Yes    X     No.
               ----


     APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities  under  a  plan  confirmed  by  a  court.    Yes ____    No. ______



                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of November 16, 2001, there were 4,351,179 shares of common stock issued and outstanding.


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

ITEM  1     FINANCIAL  STATEMENTS


                                                 YOUTICKET.COM, INC.
                                             CONSOLIDATED BALANCE SHEET
                                                 SEPTEMBER 30, 2001
                                                     (UNAUDITED)

                                                                            September 30               December 31,
                                                                                2001                      2000
ASSETS

Current Assets
       Cash                                                                   $     -                $       -
       Accounts Receivable                                                        121                    1,336
       Prepaid Expenses                                                             -                    1,105
                                                                              ________                _________

Total Current Assets                                                              121                    2,441
                                                                              ________                _________

Property and Equipment at cost, net of accumulated                             35,347                   45,053
    depreciation of $22,786.81
Other Assets                                                                    9,899                    8,794

Total Assets                                                                 $ 45,367                $  56,288
                                                                             =========               ==========
LIABILITIES AND SHAREHOLDER'S DEFICIT

Current Liabilities
       Accounts Payable                                                      $ 205,175               $ 221,769
       Accrued Expenses                                                        145,248                 142,134
       Notes Payable                                                            64,630                  79,630
       Accrued Compensation                                                          -                       -
                                                                             _________               _________
Total Current Liabilities                                                      415,053                 443,533
                                                                             _________               _________
Total Liabilities                                                              415,053                 443,533
                                                                             _________               _________
Shareholder's  Equity
       Common Stock, .0001 par Value,
       100,000,000 shares authorized,
       4,351,179 shares issued and outstanding
       at September 30, 2001, and 1,082,176 at
       December 31, 2000.                                                          435                     108
       Additional Paid in Capital                                            3,578,197               2,542,266
       Deferred Compensation                                                   (26,021)                (95,771)
       Accumulated Deficit                                                  (3,922,297)             (2,833,848)

       Total Shareholder's  Equity                                            (369,686)               (387,245)
                                                                             __________              __________
Total Liabilities and Shareholder's  Equity                                   $ 45,367                $ 56,288
                                                                             ==========              ==========

           See Accompanying Notes to Consolidated Financial Statements


                                                    YOUTICKET.COM, INC.
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                              FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                                        (UNAUDITED)


                                                                            Three Months Ended              Nine Months Ended
                                                                            --------------------           --------------------
                                                                            Sep 30,       Sep 30,           Sep 30,    Sep 30,
                                                                            --------     --------          --------  ----------
                                                                              2001         2000              2001        2000


Revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   15,265    $  28,615      $   110,332    $ 200,114

Cost of Revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       6,040       16,959           67,609      156,799
                                                                              ______       ______           ______      _______
Gross Profit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       9,225       11,656           42,723       43,315
                                                                              ______       ______           ______      _______
Selling, General and Administrative Expenses . . . . . . . . . . . . . .      48,829       66,232        1,131,117      871,762

Amortization of Goodwill . . . . . . . . . . . . . . . . . . . . . . . .           -    1,032,173                -    1,118,578
                                                                             _______   __________        _________    _________
Net Loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  (39,603)  (1,086,749)      (1,088,394)  (1,947,025)
                                                                             =======   ==========        =========    =========
Net Loss per common share. . . . . . . . . . . . . . . . . . . . . . . .  $    (0.01)   $   (1.94)     $     (0.27)  $    (3.64)
                                                                             =======   ==========        =========   ==========
Weighted average number of common shares outstanding (basic and diluted)   4,101,179      559,202        4,101,179      534,165
                                                                           =========   ==========        =========   ==========

           See Accompanying Notes to Consolidated Financial Statements


                               YOUTICKET.COM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)


                                                           Sep 30,     Sep 30,
                                                            2001        2000
                                                           ______      ______
Cash flows from operating activities
       Net Loss . . . . . . . . . . . . . . . . . . .  $(1,088,394) (1,947,026)
       Adjustments to reconcile net loss to net cash
       used in operating activities:
       Stock Issued for Services. . . . . . . . . . .    1,270,099     544,255
       Compensation Value of Debt Conversion. . . . .     (125,000)
       Depreciation and amortization. . . . . . . . .        9,705   1,125,774
       Deferred Compensation. . . . . . . . . . . . .       69,750      57,148
Changes in operating assets and liabilities
       Accounts Receivable. . . . . . . . . . . . . .        1,215      33,510
       Other Assets . . . . . . . . . . . . . . . . .        1,105       3,098
       Accounts Payable . . . . . . . . . . . . . . .      (16,594)    (92,446)
       Accrued Expenses . . . . . . . . . . . . . . .        3,114     128,186
       Notes Payable                                       (15,000)    (80,366)
       Accrued Compensation . . . . . . . . . . . . .            -       4,808
                                                         -----------  ---------
Net cash used in operating activities . . . . . . . .      110,000    (223,059)
                                                         -----------  ---------

Cash flow from investing activities
       Purchase of property and equipment . . . . . .            -     (44,480)
                                                         -----------  ---------
Cash flows from financing activities
Bank Overdraft. . . . . . . . . . . . . . . . . . . .            -           -
Proceeds from Notes Payable . . . . . . . . . . . . .      110,000     250,000

Net cash provided by financing activities . . . . . .      110,000     250,000
                                                         ----------   ---------
Increase/(Decrease in Cash) . . . . . . . . . . . . .            -     (17,139)
Cash, beginning of period
                                                                 -      18,360
Cash, end of period
                                                       $         -   $   1,221
=====================================================  ============  ==========


           See Accompanying Notes to Consolidated Financial Statements

                               YOUTICKET.COM, INC.
                                   FORM 10-QSB

                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001

1.   BASIS  OF  PRESENTATION:

     The Unaudited Consolidated Financial Statements included herein have been prepared by Registrant and include all normal and recurring adjustments which are, in the opinion of Management, necessary for a fair presentation of the financial position at September 30, 2001 and December 31, 2000. The results of operations for the three and nine months ended September 30, 2001 and 2000 and the statements of cash flows for the nine months ended September 30, 2001 and 2000 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements include the accounts of youticket.com, inc. and any wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made in these financial statements are adequate to make the information presented not misleading when read in conjunction with the financial statements and notes thereto included in the Company's latest audited financial statements which were included in the Form 10-KSB filed with the SEC. Certain reclassifications of prior year amounts have been made to conform to current year presentations. The results of operations for the subject periods are not necessarily indicative of the results for the entire year.

2.   COMPANY

     The Company was organized May 9, 1996, under the laws of the State of Nevada, as BNE Associates, Inc. On June 30, 1999, the Company acquired Visitcom, Inc. ("Visitcom") and the Company changed its name to youticket.com, inc. (the "Company").

     The Company operates an Internet show and tour ticketing website, www.youticket.com, which offers an increasing range of ticketing and reservation
-----------------
services for entertainment, tours, and travel for the Las Vegas and the surrounding market areas. In addition to selling tickets through its website, youticket.com also enables customers to purchase its products via its toll-free telephone numbers. Currently, the company has strategic relationships with Goalnet (Japan), National Reservation Bureau, Inc, Golf Reservations of Nevada, Inc. and various leading hotels and casinos in Las Vegas. youticket.com has also formed alliances with www.playersnetwork.com, and www.travelnow.com.
                               ----------------------        -----------------

3.   LOSS  PER  SHARE

     Basic earnings per share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the basic shares outstanding and all dilutive securities, including stock options, but does not include the impact of potential common shares which would be antidilutive. These dilutive securities were anti-dilutive in 2000. On June 5, 2001 there was a 1-for 30 stock split, therefore all prior financial statement disclosures are revised to reflect the split.

                               YOUTICKET.COM, INC.
                                   FORM 10-QSB

                              NOTES TO CONSOLIDATED
                          FINANCIAL STATEMENTS (CON'T)

                               SEPTEMBER 30, 2001


                                                YOUTICKET.COM, INC.
                                                   FORM 10-QSB

                                             NOTES TO CONSOLIDATED
                                          FINANCIAL STATEMENTS (CON'T)

                                              SEPTEMBER 30, 2001


                                             Three Months Ended       Nine Months Ended
                                             Sep 30,     Sep 30,     Sep 30,      Sep  30,
                                             2001        2000        2001         2000
                                           ---------   --------   ---------    -----------

Loss                                        (39,603)  (1,086,749)  (1,088,394)  (1,947,025)


Weighted number of
common shares outstanding                 4,101,179   16,777,557    4,101,179   16,024,948

Effect of diluted securities                      -            -            -            -

Basis and diluted loss
per share                                     (0.01)       (0.06)       (0.26)       (0.12)

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

     On April 25 and July 18, 2001 we issued 13,646,180 shares of common stock to an entity for the conversion of cash advances of $110,000. We recorded $364,819.50 of additional compensation expense related to the conversion.

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

     We had significant losses of $1,088,394 for the nine month period ended September 30, 2001. We have funded losses by the sale of additional securities. We expect losses to continue. We have no sources of long-term capital. To the extent losses continue and we are unable to fund them, we may have to curtail aspects of our operations or cease operations altogether.

RESULTS  OF  OPERATIONS

Revenue

     We had revenues of $15,615 for the quarter ended September 30, 2001, a decrease of 46% from revenues of $28,615 during the comparable quarter in 2000. For the nine month period ended September 30, 2001, we had revenues of $110,332, a decrease of 44% from revenues of $200,114 during the comparable nine month period in 2000. Our revenues were primarily derived from the sale of show tickets and tour tickets via our website. This decrease in revenues is attributable to slower sales in show and tour tickets as a result of the termination of our contracts with the Venetian Resort and Ticketmaster, as well as a decline in website hits.

Cost  of  Revenue

     The cost of revenue decreased in the quarter ended September 30, 2001 by $10,919, down 64% (from $16,959 to $6,040) as compared to the same quarter in 2000. The cost of revenue for the nine months ended September 30, 2001 decreased by $89,190, down 56% (from $156,799 to $67,609) as compared to the same nine month period in 2001. The cost of revenue primarily represents the costs of show and tour tickets and commissions to our alliances. The decrease in the cost of revenue was attributable to the decrease in our sales volume.

Gross  Profit

     Gross profit decreased by 20% in the quarter ended September 30, 2001 as compared to the same quarter in 2000. This decrease is not considered material by management given the concurrent decrease in revenues and cost of revenue. Gross profit for the nine month period ended September 30, 2001 decreased by $592 as compared to the same nine month period in 2000. The increase in margins was attributable to lower commissions, due to the contract termination with the Venetian Hotel and Ticketmaster.

Selling,  General  and  Administrative

     Selling, General and Administrative expenses were $48,829 for the quarter ended September 30, 2001, a decrease of $17,403, or 26% as compared to the same quarter in 2000. SG&A expenses were $1,131,117 for the nine month period ended September 30, 2001, an increase of $259,255, or 30%, as compared to the same period in 2000. The cash expenses were principally the costs associated with developing the website, salaries, rent, professional fees, investor relations, selling and marketing costs and general overhead. The non-cash expenses were the costs associated with the issuance of common stock as compensation.

Net  Losses

     Net Losses for quarter ended September 30, 2001 were $39,603 as compared to $1,086,749 for the same period in 2000, a decrease of 96% Net losses for the nine month period ended September 30, 2001 were $1,088,394 as compared to $1,947,025 for the same period in 2000, a decrease of 44%. The decrease in net loss for both periods is attributable to an overall decrease in operational activity. Operational losses are expected to continue as we seek to develop and expand the business.

 Liquidity  and  Capital  Requirements

     The cash balance of the Company at the beginning and end of the three month period ended September 30, 2001 was zero. The working capital requirements of youticket.com are anticipated to be funded by the issuance of stock for services and the sale of stock to private investors. We will require additional capital financing to continue to develop our business. Capital funds are required for operating losses and to further our web site development, marketing, and strategic alliances and acquisitions. We have determined that the funds needed for full implementation of our current business plan will be substantial. If we are unable to raise capital or increase our revenues, we will have to curtail aspects of our business plan and operations or cease our operations altogether.

     The accumulated deficit has increased by $1,088,449 to $3,922,297, during the period from December 31, 2000 to September 30, 2001, while the deficit in shareholders equity has decreased by $17,559 to $369,686 during that same period.

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

     None.
                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  November  19,  2001                    youticket.com, inc.

                                               /s/  Donald  A.  Mitchell
                                               ______________________________

                                               By:  Donald  A.  Mitchell

                                               Its: Chairman,  President,
                                                    and  Treasurer