Form 10KSB
period 2001-12-31
YOUTICKET COM INC
filed 2002-05-20
CIK 1100080

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________
Commission file number 000-28733

WEIGHT LOSS FOREVER INTERNATIONAL, INC.
A Nevada Corporation	I.R.S. Employer Identification No. 88-0430607
4456 Corporation Lane, Suite 134 Virginia Beach, VA 23462 (757) 497-8899 Former name or former address, if changed since last report: YOUTICKET.COM, INC.
Securities registered under Section 12(b) of the Exchange Act:
Title of each class: None	Name of each exchange on which registered: Not applicable

Securities registered under Section 12(g) of the Exchange Act:
Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Weight Loss Forever International, Inc. reported revenue of $1,324,073 for the fiscal year ended December 31, 2001.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the closing price of such stock ($0.30), as of April 19, 2002 was $5,791,306.

As of April 19, 2002, there were 36,134,413 shares of common stock of Weight Loss Forever International, Inc. outstanding.

PART I

      This Annual Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the "Exchange Act"). These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of our operations set forth under the heading "Management's Discussion and Analysis of Financial Condition and Plan of Operation." Forward-looking statements also include statements in which words such as "expect," "anticipate," "intend," "plan," "believe," "estimate," "consider" or similar expressions are used.

      Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. Our future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

Item 1. Description of Business

Introduction

      Weight Loss Forever International, Inc. (sometimes referred to as "We";, "us";, the "Company"; or "WLFI";) is a franchisor and operator of weight loss and nutrition retail stores offering all-natural herbal dietary supplements.

Corporate Background

      Weight Loss Forever International, Inc. was incorporated in Nevada on May 9, 1996 under the name BNE Associates. The corporate name was changed in 1998 to Occidental Rand Corporation and again in September 1999 to Youticket.com, Inc. The Company had no business operations until June 30, 1999 when it acquired a wholesaler of tickets to Las Vegas shows. The Company offered ticketing and reservation services for entertainment, tours and travel for the Las Vegas market area but was unable to generate significant revenues from this business.

      As of September 30, 2001, Youticket.com, Inc. acquired, by reverse merger, Weight Loss Forever International, Inc. ("WLFI VA";) which was incorporated in Virginia in 1995. In connection with the acquisition of WLFI VA, the company then known as Youticket.com, Inc., sold its operating assets and changed its name to Weight Loss Forever International, Inc. Consequently, we are now Weight Loss Forever International, Inc., a Nevada corporation which is a holding company for its wholly owned operating subsidiary of the same name, incorporated in Virginia.

History of WLFI VA

      Our operating subsidiary, Weight Loss Forever International (Virginia), Inc. was founded in 1995 by John Martin, our president, and Ken Raper for the purpose of franchising weight loss stores which  would help  their clients lose weight and improve their overall health, as well.

      Messrs. Martin and Raper had been involved in the weight loss industry since the mid-1960's, having owned various weight-loss franchises both individually and as partners.

      Beginning in April 1996, WLFI VA filed a Uniform Franchise Offering Circular with the Federal Trade Commission and began selling Weight Loss Forever franchises. Mr. Martin and Mr. Raper then converted their existing weight loss stores located in Virginia and North Carolina to Weight Loss Forever franchises. In 1997 Mr. Raper converted four weight loss clinics he had owned since 1979 in Richmond, Virginia to WLFI franchises.

      In August 2000, WLFI VA acquired Mr. Raper's stock in WLFI VA. Mr. Raper's relationship with us continues as he is a WLFI Area Developer for the Richmond and Tidewater areas in Virginia and presently operates nine stores pursuant to area development agreements.

      In July 2001, Sobik's International Franchising, Inc. (Sobik's) completed a merger whereby Sobik's acquired 100% of the outstanding common stock of WLFI VA. On September 30, 2001, Sobik's sold 100% of its interest in WLFI VA to Youticket.com, Inc., ("YTIX";) a publicly-traded corporation, in exchange for 26,004,716 shares of YTIX which constituted approximately 80% of the outstanding common stock of YTIX at the date of closing. Sobik's then assigned the YTIX shares to the former WLFI VA shareholders and others, ultimately retaining 2,997,368 YTIX shares or approximately 9% at the date of closing.

      In March 2002, YTIX changed its name to our present name, Weight Loss Forever International, Inc.

Business Operations

      We sell our proprietary Weight Loss Forever System for Weight Control (the "System";) to the public through our company-owned and franchised stores. The System consists of supplementing daily food intake with a proprietary formulation of specialty herbs developed to produce a gradual but steady and persistent loss of body fat. Our proprietary products are manufactured, for us, to our specifications. We also sell food bars, shakes, cereals, puddings and soups that are high in protein. The products are privately labeled for us.  We support clients in reaching weight loss goals not only through sale of products, but also through a computerized follow-up program providing weekly (and sometimes daily) personal support by telephone, fax, e-mail or in person at the store. This personal contact serves to reinforce the commitment to stay on the program, answers questions, and overcomes hurdles by providing first-hand information, experience, menu guidance, analysis of eating habits, and other tips for successful weight loss.

Location of Stores

      The following table lists our stores as of December 31, 2001. At that date we had 19 stores of which 3 were company-owned and 16 were franchised. The stores are located in North Carolina and Virginia; 15 in Virginia and 4 in North Carolina.

North Carolina	Type	Area Developer	Individual Franchisee

Winston-Salem	Company-owned
Raleigh	Company-owned
Durham	Company-owned
Greensboro	Franchise	Health Fit of North Carolina, Inc.	John Martin

Virginia

Charlottesville	Franchise	Health Fit of Charlottesville, Inc.	Regina Alpaugh
Harrisonburg	Franchise	Health Fit of Charlottesville, Inc.	Regina Alpaugh
Roanoke	Franchise	Health Fit of Charlottesville, Inc.	Regina Alpaugh
Lynchburg	Franchise	Health Fit of Charlottesville, Inc.	Regina Alpaugh
Fredericksburg	Franchise	Health Fit of Fredericksburg, Inc.	Connie Phillips
Winchester	Franchise	Health Fit of Fredericksburg, Inc.	Connie Philips
Richmond (East)	Franchise	Joken, Inc.	Ken Raper
Richmond (West)	Franchise	Joken, Inc.	Ken Raper
Richmond (South)	Franchise	Joken, Inc.	Ken Raper
Colonial Heights	Franchise	Joken, Inc.	Ken Raper
Virginia Beach	Franchise	VA Sunshine, Inc.	Ken Raper
Chesapeake	Franchise	VA Sunshine, Inc.	Ken Raper
Norfolk	Franchise	VA Sunshine, Inc.	Ken Raper
Hampton	Franchise	VA Sunshine, Inc.	Ken Raper
Newport News/Yorktown	Franchise	VA Sunshine, Inc.	Ken Raper

Company-owned Stores

      We have, in the past two years focused our attention on opening company-owned stores rather than on selling franchises. At December 31, 2001, we owned and operated three stores in North Carolina. We plan to continue to own and operate stores especially in locations which are near existing company-owned stores or which have potential to be re-sold as turn-key franchises.

Franchised Stores

      We franchise the right to own and operate retail stores selling weight loss and nutrition products which are sold by or approved by us and provide related consulting services for a 10-year term. As of December 31, 2001, we franchised 16 stores.

      We have not offered franchises since July 2001. We plan to update our Uniform Franchise Offering Circular and commence franchising activities beginning in June 2002.  We expect to concentrate on the sale of franchises, both to individuals and area developers, for locations in the state of Florida.

Franchise Pricing

      We offer two franchise alternatives:

Option A requires an initial non-refundable franchise fee of $10,000 which is payable to us upon execution of the franchise agreement. Lump sum payments to third parties must be made for leasehold improvements, equipment, and standard signage totaling from $8,000 to $15,000 based on the location and needs. Additional costs to the franchisee include travel and accommodations for training; security deposits, permits and utility costs; incorporation and other legal fees; opening inventory and local advertising for the first three months. The initial investment contemplated by this option totals between $33,550 and $62,000.

Option B requires a "turnkey package"; fee of approximately $40,000 payable to us and we provide the franchisee with leasehold improvements, office equipment and furniture, standard signage and up to $10,000 of opening inventory and supplies. The franchisee will be responsible for rent, advertising, utilities and legal expenses.

Franchise Agreement

      Our franchise agreement provides for fees including:

Royalties - Four percent of gross sales is payable weekly, based upon gross sales of the prior week.

Transfer Fee - Upon transfer of a franchise, the franchisee is required to pay us $3,000 to cover costs of inspection of books and records; audit of amounts due us and for investigation of the qualifications of the transferee.

Inspection Fee - An inspection fee will be imposed if, upon inspection of the franchisee's accounting records, an underpayment to us is found of more than 2%.

Securities Offering Fee - If a franchisee intends to sell equity interests, a securities offering fee of $10,000 will be charged to reimburse us for our costs of reviewing securities offering documents, including legal and accounting fees.

Enforcement Costs - The franchisee is obligated to reimburse us for the cost of defending claims against us as a result of the operation of the business by the franchisee, and to pay expenses including attorneys' fees if required to enforce the franchise agreement against the franchisee.

      Some of the provisions of our franchise agreement are:

Quality Control - The franchisee must maintain high uniform operating standards to increase demand for our products and services and to protect our trademarks, reputation and goodwill.

Training - The franchisee must attend and complete our initial training programs prior to opening for business and any additional training programs we may require. Our initial training program covers forming a legal entity, selection and lease negotiation for store location, store layout, computer requirements, signage, insurance, inventory, advertising,  media research, payroll and accounting, recruiting and training store personnel,  forms, legal responsibilities, interviewing, marketing, counseling guidelines, product knowledge and operationa1 policies. Upon opening, our employee remains at the store for approximately one week to assist with the opening and to provide additional on-site training.

Operations - Each store must operate exclusively to sell WLFI products and services. Franchisee agrees to maintain appropriate supplies and inventory.

Condition and Appearance - The franchisee must maintain the store in the highest degree of sanitation, repair and condition as we may require, and must refurbish the store as needed. The franchisee must permit us to conduct inspections and must immediately correct deficiencies detected during our inspections.

Purchase of Products - The franchisee must purchase all products, supplies and other materials required for the operation of the business solely from us and suppliers who are approved by us.

Renewal - Franchises are renewable for additional 10-year periods, subject to the conditions specified in the Franchise Agreement which must be met prior to renewal.

Area Development - Sales

      We grant rights to area developers to open and service multiple stores (each of which is separately franchised) within a geographic territory in exchange for certain fees and benefits. The royalties paid to us by area developers is less than would be paid by individual franchisees. Area developers must maintain a minimum number of stores in their area, at least one of which must be owned by the area developer. After we provide start-up guidance, management assistance and training support for the first store in the area, the area developer will provide such guidance, assistance, training and support for all the subsequent stores in the area. As of December 31, 2001, we had four area developers who own and operate all of our franchises.

Competition

      The weight loss business is highly competitive and we compete against a large number of companies, many of which are better known and have substantially greater financial resources than we do. Our principal direct competitors are national chains such as Weight Watchers International, and Jenny Craig, Inc. Weight Watchers had revenues of more than $600 million in 2001 and Jenny Craig had nearly $300 million in the same period. We also compete with regional and local weight loss businesses, some of which are supervised by or consult with doctors or nurses.

      We also compete against other companies such as Herbalife International, Inc. and Metabolife International, Inc. that sell herbal weight loss regimens. Our competition also includes doctors, nutritionists, herbalists, dieticians, pharmacists, and pharmaceutical companies that offer weight control help by means of medication, herbs, diets, exercise, and weight loss drugs. In addition, new and different products or methods of weight control are continually being introduced. We believe that we compete on the basis of the effectiveness of the System, our competitive pricing, the quality of our products, and the marketing and management skills of our management and franchisees.

Supply Arrangements

      Our proprietary products are manufactured for us, to our specifications, by several laboratories. Although most of our herbal dietary supplement products are produced for us by Garden State Nutritionals, we have not entered into a formal supply contract with them and consequently they could sell such products to other parties and could stop or limit their sales to us.  If our current arrangement with Garden State is discontinued, we could engage other companies to manufacture our products for us, although there would probably be a time delay in production. There can be no assurance that our operations would not be adversely affected until we were able to obtain an alternate source of supply.

      In addition to product development, Garden State Nutritionals monitors quality control, product labeling and compliance issues with the Food and Drug Administration and monitors state laws affecting the labeling and sale of herbs and food supplements. Garden State Nutritionals keeps us apprised of changes in regulations that might require changes in any products, labels, advertising, or any other area of marketing.

Governmental Regulation

      Our current and future stores are, and will continue, to be subject to state and local laws and regulations governing health, sanitation and safety and the sale of dietary supplements. The processing, formulation, packaging, labeling and advertising of our  products may be subject to regulation by the Food and Drug Administration, the Federal Trade Commission, the Consumer Product Safety Commission, the U.S. Department of Agriculture among others, including state and local agencies. The Food and Drug Administration, in particular, regulates the advertising, labeling and sales of vitamin and mineral supplements if it believes they are drugs, or food additives rather than diet supplements. The selection of new store locations is affected by federal, state and local zoning laws. Difficulties in obtaining necessary licenses or permits could cause delays in new store openings. Our relations with our franchisees will be governed by state laws, which regulate substantive aspects of the franchisor-franchisee relationship. Current and proposed franchise laws limit, among other things, the duration and scope of non-competition provisions;  the ability of a franchisor to terminate or refuse to renew a franchise and the ability of a franchisor to designate sources of supply. Our store operations are also subject to federal and state laws governing such matters as wages, working conditions, citizenship requirements and health insurance.

Possible Side Effects of Dietary Supplements

      Some dietary supplements can cause side effects. For example, valerian root, a supplement component in our nighttime formulation, may cause heart palpitations and sleeplessness. Another component, kava kava, may cause gastrointestinal disturbances and temporary skin, hair and nail discoloration. There can be no assurances that other supplement components do not have side effects of varying severity.

Intellectual Property

      We registered the trademark and logo for "Weight Loss Forever"; with the U. S. Patent and Trademark Office.

      We rely on trade secrets and proprietary knowledge with respect to our product formulations and consulting advice. Persons who have access to confidential information must sign a non-disclosure agreement. There can be no assurance that our trade secrets will not become known or be independently developed by competitors.

Employees

      We have 11 full-time employees, which includes five employees in our corporate office and two employees in each of our company-owned stores.  We utilize independent contractors, consultants, and other personnel from time to time to assist in developing, and promoting our products and franchises.

Item 2. Description of Property

      Our executive offices are located at 4456 Corporation Lane, Suite 134, in Virginia Beach, Virginia 23462 and our telephone number is (757) 497-8899. We currently lease approximately 2,000 square feet of office space at a rental of $2,400 per month under a lease that expires March 31, 2003. We believe that the current offices are adequate to meet our needs into the near future. We also lease our store locations, which typically are approximately 1,000 square feet and are located in strip shopping centers. We are also the primary tenant on several store locations which we sub-lease to our franchisees.

Item 3. Legal Proceedings

      We are not subject to or aware of any pending litigation, legal proceedings or claims.

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Price Range of Common Stock

      Our common stock has traded since April 3, 2002 on the OTC Bulletin Board under the symbol "WLFI."; Prior to our name change to Weight Loss Forever International, Inc. our stock trading symbol on the OTC Bulletin Board had been "UTIX"; until June 5, 2001 when it was changed to "YTIX"; in connection with the 1-for-30 reverse split of our common stock.

      Our common stock has traded on a limited or sporadic basis and there is no assurance that a liquid trading market will be maintained for our common stock.

      Below is a table indicating the range of high and low transaction prices for the common stock for each quarterly period within the most recent two fiscal years. The information reflects inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

      Stock prices prior to June 5, 2001 have not been adjusted for the 1-for-30 reverse split which became effective on June 5, 2001. Stock prices for the period beginning June 5, 2001 reflect the 1-for-30 reverse split.

Quarter ending	High	Low

March 31, 2000	$ 0.50	$ 0.13
June 30, 2000	0.30	0.08
September 30, 2000(1)	N/A	N/A
December 31, 2000	0.15	0.02

(1) During this period, our common stock was delisted from the OTC Bulletin Board and traded on the "Pink Sheets,"; which is a trademark of Pink Sheets LLC.  As a result, historical prices are unavailable.

Quarter ending	High	Low

March 31, 2001	$ 0.10	$ 0.01
June 30, 2001 (April 1, 2001 to June 4, 2001)	0.03	0.01
Post 1-for-30 Reverse Split
(June 5, 2001 to June 30, 2001)	0.21	0.06
September 30, 2001	0.12	0.06
December 31, 2001	0.20	0.05

Quarter ending	High	Low

March 31, 2002	$ 0.30	$ 0.09

Stockholders

      As of April 19, 2002, we had approximately 85 record holders of our common stock including those shareholders who are in the process of receiving shares in connection with the Reorganization and Stock Purchase Agreement with Sobik's and WLFI VA.

Dividend Policy

      We have never declared or paid cash dividends on our common stock and anticipate that all future earnings will be retained as working capital and for business expansion. The payment of any future dividends will be at the sole discretion of the board of directors and will depend upon, among other things, future earnings, capital requirements, our financial condition and general business conditions. Therefore, there can be no assurance that any dividends on the common stock will be paid in the future.

Recent Sales of Unregistered Securities

Common Stock

      On February 2, 2001 we issued 2,000,000 (pre-reverse split) shares of common stock to Jeff Harvey, President of the Company, as compensation. On that same date, we issued 1,200,000 shares of common stock to Stockbroker Presentations, Inc. in payment of services through that date. We also issued an additional 1,200,000 shares of common stock to International Investment Banking, Inc. as compensation. The aggregate value of the above services and compensation, based on the stock price on the dates of issuance, was $137,280. All of the issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

      On April 2, 2001, we cancelled 388,500 (pre-reverse split) shares of common stock originally issued to former legal counsel to the Company. On that same date, we cancelled 11,327,140 (pre-reverse split) shares of treasury stock.

      On April 25, 2001, we issued 24,063,167 (pre-reverse split) shares of common stock to four entities upon the conversion of an outstanding promissory note valued at $177,000, plus interest of $4,103. On that same date, we issued 2,000,000 (pre-reverse split) shares of common stock to R & V of Islamorada, Inc. as compensation for services valued at $60,000. All of the issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

      On June 4, 2001, our shareholders approved a 1-for-30 reverse split of our common stock, which became effective on June 5, 2001.

      On April 25 and July 18, 2001 we issued 13,646,180 (pre-reverse split) shares of common stock to an entity for the conversion of cash advances of $110,000. We recorded $364,819 of additional expense related to the conversion. All of the issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

      As of September 30, 2001, we issued 26,004,716 shares of our common stock to Sobik's International Franchising, Inc. ("Sobik's";) and its assignees, pursuant to the terms of a Reorganization and Stock Purchase Agreement. Our shares of common stock were issued to Sobik's in exchange for all of the outstanding shares of WLFI VA. Upon completion of the transaction, Sobik's instructed that 15,878,311 shares of our common stock received in the transaction be assigned to the approximately 25 former shareholders of WLFI VA in exchange for the 1,854,200 shares of Sobik's these shareholders originally received in July 2001. Also, 7,129,039 shares of our common stock received in the transaction have been placed with L. Van Stillman, Esq., as escrow agent, to be allocated to several persons responsible for this transaction. These shares have not yet been released from escrow because the specific number of shares to be allocated among the beneficial owners has not been finally determined. Sobik's retained 2,997,368 shares of our common stock. All of the shares issued in these related transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

      Also, as of September 30, 2001, we issued 1,075,000 shares of our common stock to Corporate Service Providers in payment of a note payable in the amount of $10,000 and we issued 1,075,000 shares of our common stock to Stockbroker Presentations in payment of another note payable in the amount of $10,000.  The issuances of these shares were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

      As of September 30, 2001, we entered into a consulting agreement with CLD Corporate Relations, Inc. obligating us to issue at that date 1,189,454 shares of our common stock. The shares were valued at $118,945 or $0.10 per share, which approximated the market value at that date. Pursuant to the same agreement, we issued 339,844 shares on October 31, 2001; 339,844 shares on November 30, 2001 and 339,844 shares on December 31, 2002 for a total of 1,019,532  additional shares. These shares were valued at the closing prices as of the issuance dates: $0.12 on October 31, 2001; $0.06 on November 30, 2001 and $0.13 on December 31, 2001. All of the shares issued for services were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

      On November 19, 2001, we issued 400,000 shares of our common stock to Brian Lebrecht, Esq. as compensation for legal services. The shares were valued at $20,000 which approximates the market value of $0.05 per share were registered under Form S-8.

      As of December 31, 2001, we had 35,114,881 shares of common stock outstanding.

Debentures

      As of September 30, 2001, we issued to five investors a total of $101,000 principal amount of our Series A convertible debentures. The debentures pay interest at 12% per annum and have a due date of September 30, 2002. The debentures may be converted, at the option of the holder, at a conversion price of $0.04 per share for a total of 2,525,000 shares if all the debentures are converted. The debentures were issued in payment of accounts payable and other debts.  The issuances of these securities were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

Warrants

      On September 30, 2001, we granted warrants to purchase 3,398,440 shares of our common stock to CLD Corporate Relations, Inc. as partial compensation for consulting services. The warrants were granted at exercise prices, ranging from $0.035 to $0.08 per share, which were below the market value of the underlying stock at the date of the grant. Accordingly, we recorded consulting fee expense of $144,433 in connection with this transaction.  The issuances of these securities were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

Item 6. Management's Discussion and Analysis and Plan of Operation

General

Results of Operations

      The following discussion and analysis provides information our management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with the financial statements and footnotes that appear elsewhere in this report.

      The results of operations are:

      Revenues. Our total revenues decreased $491,932 or 27.1% from $1,816,005 in the year ended December 31, 2000 to $1,324,073 in the year ended December 31, 2001. The decline in revenues resulted from a $565,154 or 33.3% decrease in net product sales to $1,130,708 in Year 2001 from $1,695,862 in Year 2000. Royalty income also decreased $35,720 from $79,698 to $43,978. The declines in net product sales and royalty income were partially offset by a 227.2% increase of franchise fees and services in the amount of $91,909 to $132,354 in Year 2001 compared to $40,445 in Year 2000 and an increase in other operating revenues of $17,033.

      The decline in revenues was due primarily to a reduction of company-owned stores. Specifically, in the year 2000, we owned and operated 7 stores in the first three quarters of the year and 11 stores in the fourth quarter; and in year 2001, we owned and operated 5 stores at the end of the first quarter, no stores at the end of the second quarter  and 3 stores at the end of the third and fourth quarters of the year. Franchise fees and services income increased as the number of franchised stores increased in 2001 compared to 2000. At December 31, 2000, we had seven franchised stores as compared to December 31, 2001, when we had 16 franchised stores.

      Our royalty income did not increase as would normally be expected with the increase in franchises in that a substantial number of the newly franchised locations were authorized pursuant to area development agreements the terms of which provide for a lower royalty percentage. In addition several of the locations because of the nature of the agreements do not provide for royalty payments.

      Cost of Goods Sold.  The cost of goods sold decreased $52,555 to $377,748 in Year 2001 from $430,303 in the prior year. This 12.2% decrease compares to the 33.3% decrease in net product sales. The gross profit margin on net product sales declined to 66.6% compared to 74.6% in the prior year. The reduction in gross profit margin was primarily the result of our granting unusual price concessions in certain of our area developer agreements. We do not expect to offer similar terms in our future agreements.

      Expenses.  Selling, general and administrative expenses for the year ended December 31, 2001 were $1,434,183 which was a decrease of $196,280, or 12.0%, compared to the expenses of $1,630,463 in the prior year.  Included in the Year 2001 expenses were $414,779 of expenses incurred at our holding company subsequent to the reverse merger on September 30, 2001. Advertising expense decreased $267,013 or 70.6% from $378,316 in Year 2000 to $111,303 in Year 2001. We advertise for our retail stores and since we owned and operated fewer stores in Year 2001, our expense for advertising was reduced.  At the operating subsidiary level, our selling, general and administrative expense showed a decline of 37.5%, or $611,059, from the $1,630,463 in the prior year.

      Non-operating Revenue and Expense.  Interest expense increased $10,380, or 89.1%, from $11,656 in Year 2000 to $22,036 in Year 2001. As to non-operating revenue, in Year 2001 we had a gain on disposition of property and equipment of $69,240 and in Year 2000 our non-operating revenue consisted of $55,000 from forgiveness of debt.

      Losses.  Our net loss, before taxes, for the year ended December 31, 2001 was $440,654 compared to a net loss of $201,417 in the year ended December 31, 2000. The net loss for Year 2001 includes the $414,779 of expenses incurred at the holding company, in the fourth quarter, subsequent to our reverse merger.  At the operating subsidiary, Weight Loss Forever International (Virginia), Inc. our net loss was $25,875 compared to a net loss in the prior year of $201,417.

      Although, we have significant net operating loss tax carryforwards, we have decided not to reduce our net losses for the years 2001 and 2000, by any tax benefit and, therefore, our net losses are the same, both before and after taxes.

      Our loss per share for the year ended December 31, 2001 was $0.03, based on 16,155,242 weighted average common shares outstanding for the year. For the year ended December 31, 2000, the loss per share was $0.02, based on 9,750,000 weighted average common shares outstanding for the year.

Liquidity and Capital Resources

      As of December 31, 2001, we had cash in the amount of $1,170.

      We have not generated cash flow from our operations. In fact, our operating activities consumed $270,916 for the year ended December 31, 2001 and $111,271 for the year ended December 31, 2000.

      We intend to meet our cash needs over the next 12 months through the sale of securities in either public or private offerings, or from the proceeds of the exercise of our outstanding warrants. There is no assurance that we will be able to sell additional securities or that our warrants will be exercised.

      Capital Expenditures. As we anticipate concentrating on the franchising of new locations and limiting the opening of company-owned stores, we do not expect to make significant capital expenditures in the next 12 months.

Ability to Continue as a Going Concern

      Our financial statements, which are a part of this Form 10-KSB, have been prepared assuming that we will continue as a going concern. In the last two years, we have incurred losses of $642,071 and consequently our liquidity has been adversely affected. Additionally, our stockholders' equity is a deficit of $273,102 at December 31, 2001. Our management estimates it will need approximately $300,000 to fund our operations for the next 12 months. We plan to seek further equity funding to allow us to meet our cash needs. We also plan to concentrate on entering into franchise and area development agreements for locations and territories in Florida. We believe that focusing on franchising will assist us in attaining profitable operations.

Item 7. Financial Statements.

      Our financial statements and the related notes are set forth at pages F-1 through F-17 attached hereto.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Effective March 28, 2002, we dismissed James E. Scheifley & Associates, P.C. ("Scheifley";) as our independent public accountants and, effective March 28, 2002, engaged the accounting firm of Parks, Tschopp, Whitcomb & Orr, P.A. ("PTW & O";) as our new independent public accountants. The decision to change our accounting firm was approved by our board of directors. Prior to the engagement of PTW& O, neither we nor anyone on our behalf consulted with such firm regarding the application of accounting principles or type of audit opinion that might be rendered on our financial statements.

      Scheifley's report on the financial statements for the year ended December 31, 2000 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles, except that their report contained an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern. During the year ended December 31, 2000 and the subsequent interim periods through March 28, 2002, we had not had any disagreements with Scheifley on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

      We requested that Scheifley provide us with a letter addressed to the SEC stating whether they agree or disagree with the statements made by us in response to Item 304(a) regarding their involvement with us as independent accountants.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

      The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions with us held by each person. Our executive officers are elected annually by the board of directors. The directors serve one-year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the board of directors. There are no family relationships among any of the directors and officers.

Name	Age	Positions

John Martin	60	Chairman of the Board and President
Christopher Swartz	31	Director, Secretary and Treasurer

      John Martin has been our president since December 4, 2001 and chairman of our board of directors since March 18, 2002. Mr. Martin is the founder, and, for more than the last five years, president, of our subsidiary, Weight Loss Forever International, (Virginia) Inc. Mr. Martin is responsible for overseeing our company-owned stores, compliance by the franchise units and corporate governance. Mr. Martin also helped formulate a line of natural herb products for the Weight Loss Forever System.

      Christopher Swartz was appointed as our secretary and treasurer on February 12, 2002, effective, retroactively to, December 4, 2001. He has also been a member of our board of directors since March 18, 2002. Mr. Swartz is also chairman, president and chief executive officer of Ultimate Franchise Systems, Inc. and has held each position for more than the past five years. Mr. Swartz has also served, since December 1997, as chairman and chief executive officer of Sobik's International Franchising, Inc., a subsidiary of  Ultimate Franchise Systems, Inc. Mr. Swartz is on the board of directors of the Florida Restaurant Association and has won multiple national leadership awards from the National Republican Committee. Mr. Swartz is a 1992 honors graduate of Syracuse University.

Board Meetings and Committees

      During the fiscal year ended December 31 , 2001, our board of directors met on two occasions and took written action on approximately 25 occasions. All of the then members of our board of directors attended the meetings. The written actions were by unanimous consent.

      Our board of directors has an audit committee to review our internal accounting procedures  and to consult with and review the services provided by our independent accountants, although they have not adopted a formal charter. Due to the resignation of Mr. Mitchell and the fact new directors have recently taken office, the directors that will serve on the audit committee have not been determined. Our audit committee has not held any meetings or taken any action as of the date hereof.

      There are no other committees.

Legal  Proceedings

      We are not aware of any legal proceedings in which any director, officer, or any owner of record or beneficial owner of more than five percent of any class of our voting securities, or any affiliate of any such director, officer, affiliate of the Company, or security holder, is a party adverse to us or has a material interest adverse to us.

Indemnification of Directors and Officers

      Our articles of incorporation and by-laws indemnify our directors and officers to the fullest extent permitted by Nevada corporation law. Insofar as indemnification for liability arising under the Securities Act may be permitted to directors, officers, and controlling persons, we are aware that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act of 1933 and is unenforceable.

Compliance  with  Section  16(a)  of the Securities Exchange Act of 1934

      Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than ten percent of a registered class of our company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of our company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

      To our knowledge, the only delinquencies arise from the transactions involving the recent transactions involving the issuance of shares in connection with the acquisition of WLFI VA and the recent appointment of Mr. Martin and Mr. Swartz as officers and directors of our company. All of the identified parties have confirmed with us that they are in the process of bringing their filings current.

Item 10. Executive Compensation.

      We currently do not pay any cash salaries to Mr. John Martin and Mr. Christopher Swartz for their services as officers or directors. We also have not issued them options as compensation for their services.

      On October 30, 2000, we entered into a consulting agreement with Donald A. Mitchell for management services related to the operations of the Company. Under the terms of the agreement, Mr. Mitchell received 66,667 (2,000,000 pre-reverse split) shares of common stock. The agreement was for a term of one year and was not renewed.

Summary Compensation Table

      The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended December 31, 1999, 2000 and 2001. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

Summary Compensation Table
					Long Term Compensation

		Annual Compensation			Awards			Payouts

Name and principal position	Year	Salary ($)	Bonus ($)	Other annual compensation	Restricted stock awards ($)	Securities underlying options SARS (#)		LTIP payouts ($)	All other compensation

John Martin (1) President	1999	90,000	-0-	-0-	-0-	-0-		-0-	-0-
	2000	20,000	-0-	-0-	-0-	-0-		-0-	-0-
	2001	12,000	-0-	-0-	-0-	-0-		-0-	-0-

Ken Raper (2) Vice President, WLFI VA	1999	90,000	-0-	-0-	-0-	-0-		-0-	-0-
	2000	20,000	-0-	-0-	-0-	-0-		-0-	-0-
	2001	12,000	-0-	-0-	-0-	-0-		-0-	-0-

Christopher Swartz (3) Secretary, Treasurer	2001	-0-	-0-	-0-	-0-	-0-		-0-	-0-

Donald A. Mitchell (4) Director	2000	-0-	-0-	-0-	-0-	-0-		-0-	-0-
	2001	-0-	-0-	-0-	-0-	-0-		-0-	-0-

Jeffrey M. Harvey (5) President Director	2000	-0-	-0-	-0-	-0-	-0-		-0-	-0-
	2001	19,385	-0-	12,000	-0-	-0-		-0-	-0-

Byron Rambo (6) Director	2000	-0-	-0-	-0-	-0-	-0-		-0-	-0-
	2001	-0-	-0-	-0-	-0-	-0-		-0-	-0-

Maria Burkholder (7) Secretary, Treasurer	1999	3,538	-0-	-0-	-0-	-0-		-0-	-0-
	2000	42,695	-0-	-0-	-0-	100,000		-0-	-0-
	2001	31,314	-0-	-0-	-0-	-0-		-0-	-0-

Leanna Sidhu (8) Chairperson, President	1999	-0-	-0-	-0-	-0-	-0-		-0-	-0-
	2000	36,000	-0-	-0-	-0-	390,000		-0-	-0-

Virigina Thompson (9) Director	1999	-0-	-0-	-0-	-0-	-0-		-0-	-0-
	2000	-0-	-0-	-0-	-0-	150,000		-0-	-0-
	2001	-0-	-0-	-0-	-0-	-0-		-0-	-0-

Alexander Williams (10) Director	1999	-0-	-0-	-0-	-0-	-0-		-0-	-0-
	2000	-0-	-0-	-0-	-0-	100,000	(11)	-0-	-0-
	2001	-0-	-0-	-0-	-0-	-0-		-0-	-0-

Carl Dilley (12) Director	2001	-0-	-0-	-0-	-0-	-0-		-0-	-0-

(1)  Mr. Martin's compensation was paid by WLFI VA prior to the reverse merger of September 30, 2001. He was elected as our president on December 4, 2001. His appointment as  our director became effective March 18, 2002.
(2)  Mr. Raper's compensation was paid by WLFI VA. He resigned from his position with WLFI VA in August 2000.
(3)  Mr. Swartz was elected as our secretary and treasurer on December 4, 2001. His appointment as a director became effective March 18, 2002.
(4)  Mr. Mitchell submitted his resignation on December 4, 2001, which became effective upon new directors taking office, which occurred March 18, 2002.
(5)  Mr. Harvey  resigned  as  an officer, director and employee of the Company effective September  30,  2001.
(6)  Mr. Rambo  resigned as a director of the Company on June 4, 2001.
(7)  Ms. Burkholder resigned as an officer and director of the Company effective September  4,  2001.
(8)  Ms. Sidhu  resigned  as  an officer, director, and employee of the Company effective  August  2000.
(9)  Ms. Thompson resigned as a director of the Company  in  2001.
(10)  Mr. Williams resigned as a director of the Company effective June 4, 2001.
(11) At the time Mr. Williams resigned, his 100,000 options were not vested and therefore  expired.
(12) Mr. Dilley was appointed as a director of the Company in June 2001.  Mr. Dilley  resigned  as  a  director  of  the Company effective September 30, 2001.

      There were no options granted or exercised in the year ended December 31, 2001.

Compensation of Directors

      Directors who are also employees receive no additional compensation for attendance at board meetings. No fees have been paid to directors to date. Directors may also be granted stock options under our stock option plan. Our directors have not received any compensation for serving in such capacity and we do not currently contemplate compensating our directors in the future

Employment Agreements

      We have not entered into any employment agreements.  All employment arrangements are subject to the discretion of our board of directors.

Stock Option Plan

      In June, 2001, our shareholders adopted the 2001 Weight Loss Forever International, Inc. (f/k/a Youticket.com, Inc.) Stock Option Plan. The plan authorizes the granting of options to purchase up to 3,000,000 shares of our common stock. The responsibility of the board of directors, or a committee of the board of directors, will include the selection of option recipients, as well as, the type of option granted and the number of shares covered by the option and the exercise price. No options have been granted under the plan.

      Plan options may either qualify as non-qualified options or incentive stock options under Section 422 of the Internal Revenue Code. Any incentive stock option granted under the plan must provide for an exercise price of at least 100% of the fair market value on the date of such grant and a maximum term of ten years. If the employee owns more than 10% of our stock, the exercise price of any incentive option granted must be at least 110% of fair market value and must be exercised within five years after the grant.

      All of our officers, directors, key employees and consultants will be eligible to receive non-qualified options under the plan. Only officers, directors and employees who are formally employed by Weight Loss Forever International, Inc. or its subsidiaries are eligible to receive incentive options.

      All incentive options are non-assignable and non-transferable, except by will or by the laws of descent and distribution. If an optionee's employment is terminated for any reason other than death, disability or termination for cause, the stock option will lapse on the earlier of the expiration date or three months following the date of termination. If the optionee dies during the term of employment, the stock option will lapse on the earlier of the expiration date of the option or the date one year following the date of death. If the optionee is permanently and totally disabled within the meaning of Section 22(e)(3) of the Internal Revenue Code, the plan option will lapse on the earlier of the expiration date of the option or one year following the date of such disability.

Item 11. Security Ownership of Certain Beneficial Owners and Management

      Our authorized capital stock consists of 100,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share.

      As of April 19, 2002, there were 36,134,413 shares of our common stock issued and outstanding. Some of these shares have not been physically issued by the transfer agent but since they are required to be issued they have been treated as having been issued.   None of our preferred stock has been issued.

      The following table presents certain information regarding beneficial ownership of our common stock as of April 19, 2002, by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each of our directors, (iii) each named executive officer and (iv) all directors and executive officers as a group. Unless otherwise indicated, each person in the table has sole voting and investment power as to the shares shown.

Title of Class	Name and Address ofBeneficial Owner	Shares Owned		Percentage of Class(1)

Common Stock	John Martin 4456 Corporation Lane Virginia Beach, VA 23462	6,703,656		18.6%

Common Stock	Christopher Swartz (2) 300 International Parkway Heathrow, FL 32746	-0-	(2)	-

Common Stock	Sobik's International Franchising Inc.(2) 300 International Parkway Heathrow, FL 32746	2,997,368		8.3

Common Stock	Richard Michael 2100 Mediterranean Avenue #39 Virginia Beach, VA 23451	2,916,424		8.1

Common Stock	Marcia Martin 2420 Ocean Shore Crescent, #301 Virginia Beach, VA 23451	2,787,231		7.7

Common Stock	L. Van Stillman, Esq., Escrow Agent (3) 1177 George Bush Blvd., Suite 308 Delray Beach, FL 33483	7,129,037		19.7

Common Stock	Byron Rambo 665-1 West Fulton Street Sanford, FL 32771	3,062,008	(4),(5)	8.3

Common Stock	Officers and directors -2- as a group	6,703,656		18.6%

(1) Based on 36,134,413 shares outstanding
(2) Mr. Christopher Swartz is President of Sobik's International Franchising, Inc. and its parent company, Ultimate Franchise Systems, Inc.
(3) Mr. Stillman is escrow agent for several beneficial owners of our common stock. The shares have not yet been issued because the specific number of shares to be allocated among the beneficial owners has not been finally determined. None of the beneficiaries of the escrow agreement will own, upon final allocation, more than 5% of our stock.
(4) Mr. Rambo is the president and controlling owner of CLD Corporate Relations, Inc., and as such is deemed to be the beneficial owner of the shares held in the name of Byron Rambo and CLD Corporate Relations, Inc. Mr. Rambo was a member of our board of directors until June 2001.
(5) Includes 173,334 shares in the name of Mr. Rambo; 2,039,064 shares due to be issued  to CLD Corporate Relations, Inc. and 849,610 shares of our common stock which may be acquired by exercising warrants any time between March 31, 2002 and June 30, 2003.

      The share total, as presented in the table, does not include an additional 2,548,830 shares which may be acquired by exercising warrants with various exercise dates beginning June 30, September 30 and December 31, 2002 and with expiration dates of September 30, 2003, December 31, 2003 and March 31, 2004.

      We believe that the beneficial owners of securities listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of stock subject to options or warrants, currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

Item 12. Certain Relationships and Related Transactions.

      In July 2001, Sobik's International Franchising, Inc. ("Sobik's") completed a merger whereby Sobik's acquired 100% of the outstanding common stock of Weight Loss Forever, Inc., ("WLFI VA") a Virginia corporation, in exchange for 1,854,200 shares of Sobik's common stock. As of September 30, 2001, we issued 26,004,716 shares of our common stock to Sobik's and its assignees, pursuant to the terms of a Reorganization and Stock Purchase Agreement. Our shares of common stock were issued to Sobik's in exchange for all of the outstanding shares of WLFI VA. Upon completion of the transaction, Sobik's instructed that 15,878,311 shares of our common stock received in the transaction be assigned to the former shareholders of WLFI VA in exchange for the 1,854,200 shares of Sobik's these shareholders originally received in July 2001. Also, 7,129,039 shares of our common stock received in the transaction have been placed with L. Van Stillman, Esq., as escrow agent, to be allocated to several persons responsible for this transaction. Sobik's retained 2,997,368 shares of our common stock. Mr. Christopher Swartz, our treasurer, secretary and director, is also chairman and chief executive officer of Sobik's and president, chairman and chief executive officer of Ultimate Franchise Systems, Inc., which is the parent company of Sobik's. During the fourth quarter of 2001, Ultimate Franchise Systems, Inc. paid $26,050 to a third party for consulting services to our company. This advance is non-interesting bearing and payable on demand and carried on our financial statements as a current liability.

      In connection with our reverse merger, on September 30, 2001 we sold all of the Youticket.com operating assets and intellectual property of our former business to an acquirer that assumed all of our liabilities as of September 30, 2001, except for our convertible debentures in the amount $101,000.

      As of September 30, 2001, we issued 1,075,000 shares of our common stock to Corporate Service Providers in payment of a note payable in the amount of $10,000 and we issued 1,075,000 shares of our common stock to Stockbroker Presentations in payment of another note payable in the amount of $10,000.

      On September 30, 2001, we entered into a one-year consulting agreement with CLD Corporate Relations, Inc., a company owned by our former director, Byron Rambo. As consideration for services to be rendered, we issued 2,208,986 shares of our common stock in the quarter ended December 31, 2001 and an additional 1,019,532 in the quarter ended March 31, 2002. The shares were valued, at market value, at the various issue dates ($224,296 in 2001 and the balance of $166,525 in 2002) for a total expense to us of $390,821. As additional compensation, we issued warrants to purchase a total of 3,398,440 shares of our common stock at exercise prices ranging from $0.035 to $0.08 per share. We recorded $144,433 as consulting expense, representing the value of the warrants, for the year ended December 31, 2001.

      In August 2000, WLFI VA reacquired from one of its founders, Mr. Ken Raper, all of his shareholdings in WLFI VA for $250,000. Mr. Raper resigned as vice president of WLFI VA at that time. In June 2001, in exchange for the $185,000 remaining balance of the sales price of his WLFI VA shares, Mr. Raper purchased five company-owned stores in the Tidewater region of Virginia, as an area developer, under the corporate name VA Sunshine, Inc. Mr. Raper is also an area developer in the Richmond area of Virginia under the corporate name Joken, Inc. Mr. Raper's area developer agreements provide for discounted royalty fees and discounted pricing for product.

      In August 2001, Mr. John Martin, our president and director, acquired from WLFI VA, its Greensboro, North Carolina retail store, as a franchisee, under the corporate name Health Fit of North Carolina, Inc. The purchase price was $50,000, of which a balance of $38,304 remained at December 31, 2001. Mr. Martin's franchise agreement provides for discounted royalty fees and discounted pricing for product.

      Mr. Martin has made non-interest bearing cash advances to WLFI VA. As of December 31, 2000, the balance owed to him was $75,120. During 2001, the balance owed to him increased $21,265 to $96,385 at December 31, 2001.

Item 13. Exhibits and Reports on Form 8-K.

(a)	Exhibit	Description

	21.1	List of Subsidiaries

(b)	Reports on Form 8-K were filed on:
October 4, 2001 and November 7, 2001 to report director resignations.

SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Weight Loss Forever International, Inc.

(Registrant)

By:	/s/ John Martin

John Martin President and Chief Executive Officer

Date:	5/17/2002

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ John Martin

John Martin President, Chief Executive Officer and Director

Date:	5/17/2002

By:	/s/ Christopher Swartz

Christopher Swartz Secretary, Treasurer and Director

Date:	5/17/2002

WEIGHT LOSS FOREVER INTERNATIONAL, INC.

Index to Financial Statements

Independent Auditors' Report

The Shareholders and Board of Directors
Weight Loss Forever International, Inc.:

We have audited the accompanying consolidated balance sheet of Weight Loss Forever International, Inc., f/k/a Youticket.com, Inc., as of December 31, 2001, and the related consolidated statements of operations, stockholders' deficit and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Weight Loss Forever International, Inc. as of December 31, 2001 and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 10 to the financial statements, the Company has experienced net operating losses of $440,654 and $201,417 for the years ended December 31, 2001 and 2000, respectively. At December 31, 2001, the Company continues to experience a working capital deficit and also has a stockholders' deficit of $273,102. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in note 10. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

April 15, 2002

/s/ Parks, Tschopp, Whitcomb & Orr, P.A.

Parks, Tschopp, Whitcomb & Orr, P.A. Maitland, Florida

WEIGHT LOSS FOREVER INTERNATIONAL, INC.

Consolidated Balance Sheet

December 31, 2001

Assets

Current assets:
Cash and cash equivalents	$ 1,170
Accounts receivable:
Trade (note 4)	55,713
Royalties (note 4)	45,515
Due from affiliates (note 9)	60,402
Inventories (note 4)	45,027
Prepaid expenses and other current assets	5,225

Total current assets	213,052

Property and equipment, at cost, net of accumulated
depreciation and amortization (notes 3 and 4)	78,269

Other assets:
Goodwill, net of accumulated amortization of $16,748 (note 2)	49,439
Deposits	9,465

$ 350,225

(Continued)

See accompanying notes to consolidated financial statements.

F-2

WEIGHT LOSS FOREVER INTERNATIONAL, INC.

Consolidated Balance Sheet (Continued)

December 31, 2001

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expenses	$ 302,042
Due to related parties (note 9)	142,296
Line of credit (note 4)	77,989

Total current liabilities	522,327

Convertible debentures (note 5)	101,000

Stockholders' deficit:
Preferred stock - $.0001 par value, authorized 10,000,000
shares, none issued and outstanding	-
Common stock - $.0001 par value, authorized 100,000,000
shares; issued and outstanding 35,114,881 shares (note 6)	3,511
Additional paid-in capital	394,336
Accumulated deficit	(670,949)

Total stockholders' deficit	(273,102)

Commitment (note 8)
$ 350,225

See accompanying notes to consolidated financial statements.

F-3

WEIGHT LOSS FOREVER INTERNATIONAL, INC.

Consolidated Statements of Operations

Years ended December 31, 2001 and 2000

	2001	2000

Revenues:
Net product sales	$ 1,130,708	1,695,862
Royalties	43,978	79,698
Franchise fees and services	132,354	40,445
Other	17,033	-

	1,324,073	1,816,005

Cost and expenses:
Cost of goods sold	377,748	430,303
Selling, general and administrative (note 11)	1,434,183	1,630,463

	1,811,931	2,060,766

Operating loss	(487,858)	(244,761)

Non-operating revenue (expense):
Interest expense	(22,036)	(11,656)
Other, net (note 12)	69,240	55,000

Loss before income taxes	(440,654)	(201,417)

Income taxes (note 7)	-	-

Net loss	$ (440,654)	(201,417)

Basic and diluted loss per share	$ (0.03)	(0.02)

Weighted average number of shares	16,155,242	9,750,000

See accompanying notes to consolidated financial statements

F-4

WEIGHT LOSS FOREVER INTERNATIONAL, INC.

Consolidated Statements of Stockholders' Deficit

Years ended December 31, 2001 and 2000

			Additional
	Common Stock		Paid-in	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock

Balances,
December 31, 1999	9,750,000	$ 1,000	-	(28,878)	(42,282)

Issuance of common stock	222,000	74,000	-	-	-

Net loss	-	-	-	(201,417)	-

Balances,
December 31, 2000	9,972,000	75,000	-	(230,295)	(42,282)

Net loss	-	-	-	(440,654)	-

Issuance of common
stock	332,200	77,400	-	-	-

Shares issued to reflect
recapitalization for
reverse acquisition	26,004,716	2,600	(2,600)	-	-

Impact of reverse
acquisition and change
in par value	(3,803,021)	(151,750)	8,468	-	42,282

Issuance of stock
purchase warrants	-	-	144,433	-	-

Issuance of stock for
services	2,608,986	261	244,035	-	-

Balances,
December 31, 2001	35,114,881	$ 3,511	394,336	(670,949)	-

See accompanying notes to consolidated financial statements

F-5

WEIGHT LOSS FOREVER INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

Years ended December 31, 2001 and 2000

	2001	2000

Cash flows from operating activities:
Net loss	$ (440,654)	(201,417)
Adjustments to reconcile net loss to net cash
used in operations:
Depreciation and amortization	27,462	81,958
Common stock issued for services	244,296	-
Stock purchase warrants issued for services	144,433	-
Forgiveness of debt	-	(55,000)
Gain on disposition of property and equipment	(69,440)	-
Changes in operating assets and liabilities
Due from affiliates	(55,202)	-
Accounts receivable	(31,391)	461
Inventories	53,032	54,109
Prepaid expenses and other assets	2,615	8,413
Deposits	700	(500)
Accounts payable and accrued expenses	(3,943)	8,252
Due to related parties	(142,824)	(7,547)

Net cash used in operating activities	(270,916)	(111,271)

Cash flows from investing activities:
Proceeds from disposition of property and equipment	200,410	-

Net cash provided by investing activities	200,410	-

		(Continued)

See accompanying notes to consolidated financial statements

F-6

WEIGHT LOSS FOREVER INTERNATIONAL, INC.

Consolidated Statements of Cash Flows (Continued)

Years ended December 31, 2001 and 2000

	2001	2000

Cash flows from financing activities:
Proceeds from issuance of common stock	$ 77,400	74,750
Principal payments on note payable	(25,831)	(13,939)
Proceeds from line of credit	-	80,000
Distributions	-	(10,748)
Principal payments on line of credit	(2,011)	-
Due to related parties	-	(47,643)

Net cash provided by financing activities	49,558	82,420

Decrease in cash and cash equivalents	(20,948)	(28,851)

Cash and cash equivalents - beginning of year	22,118	50,969

Cash and cash equivalents - end of year	$ 1,170	22,118

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$ 22,036	11,656

Cash paid during the year for income taxes	$ -	-

See accompanying notes to consolidated financial statements

(Continued)
F-7

WEIGHT LOSS FOREVER INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

December 31, 2001 and 2000

(1)   Summary of Significant Policies

(a)   Nature of Operations

Weight Loss Forever International, Inc. (WLFI or Company) was incorporated on November 30, 1995, in the state of Virginia.  WLFI franchises the right to own and operate retail stores selling weight loss products under the Weight Loss Forever trade name.  WLFI began selling franchises in June 1996, and grants area development requests, whereby area developers may operate multiple stores within a geographic territory.  It is also the sole source supplier of products associated with the Weight Loss Forever program.

On September 30, 2001, WLFI agreed to exchange shares with Youticket.com, Inc. (YTIX), a Nevada public company.  Accordingly, WLFI increased its authorized share capital to facilitate, and to effectuate, the exchange of 10,304,200 shares of the company stock for 26,004,716 shares of Youticket.com, Inc. stock in a business combination accounted for as a reverse acquisition.  During the period Youticket.com was in existence, prior to the reverse acquisition, it had minimal operations.  For accounting purposes, the reverse acquisition is reflected as if WLFI issued its stock for the net assets of YTIX.  The net assets of YTIX were not adjusted in connection with the reverse acquisition since they were monetary in nature.  Subsequent to the reverse acquisition, Youticket.com, Inc. changed its name to Weight Loss Forever International, Inc.

Agreement with Franchisees  WLFI is a franchisor whose revenue is dependent upon the revenues of its franchisees in the form of product sales and various franchise-related fees.  At December 31, 2000, there were eighteen operating franchises, eleven of which were owned by WLFI.

At December 31, 2001, there were nineteen existing franchises, including three company owned stores.  The stores are located in the Mid-Atlantic area.  The Company receives a non-refundable franchise fee, generally $5,000, from entities which enter into an agreement with WLFI to own and operate a retail store.  The franchisees are required to purchase the necessary furniture, fixtures, equipment and inventory either from WLFI, from an affiliate of WLFI, or from a source approved by WLFI.  During the term of the agreement, WLFI receives a service fee equal to four percent of gross sales, payable weekly.  Area developers receive a 2% rebate on their store's royalty fees and a 25% discount on product orders.  After ten years, the franchisee is required to pay a $2,500 renewal fee.  The agreements provide for other fees and charges based on various conditions and circumstances.  WLFI provides operational assistance, training, periodic

(Continued)
F-8

WEIGHT LOSS FOREVER INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

December 31, 2001 and 2000

(1)   Summary of Significant Policies (Continued)

(a)   Nature of Operations (Continued)

inspections, and continuing new product development.  WLFI also has the right to establish an advertising fund to which the franchisees would contribute.  This fund has not yet been established.

(b)   Inventories

Inventories consist of vitamins and dietary supplements and are stated at the lower of cost or market.  Cost is determined by the first-in, first-out method.

(c)   Property and Equipment

Property and equipment are recorded at cost.  The Company provides depreciation for machinery and equipment using the straight-line method over the estimated useful lives of the respective assets, which range from three to 39 years.  Amortization of leasehold improvements is computed using the straight-line method over the lesser of the lease term or estimated useful lives of the improvements.

(d)   Research and Development Costs

Research and development costs are charged against income in the year incurred.

(e)   Revenue Recognition

The principal source of revenues are derived from product sales, the collection of franchise royalties based on a percentage of the franchisee gross receipts and franchisee licensing fees.  Product sales, and income from royalties are recognized as earned.  Revenue from franchisee licensing and revenue from area franchise agreements are recognized as the initial agreements are signed.

(f)   Advertising Costs

Advertising expenditures relating to product distribution and marketing efforts consisting primarily of product presentation material, catalog preparation, printing and postage expenses are expensed as incurred.

(Continued)
F-9

WEIGHT LOSS FOREVER INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

December 31, 2001 and 2000

(1)   Summary of Significant Policies (Continued)

(g)   Intangible Assets

Intangible assets consist of goodwill which is being amortized over a period of 15 years using the straight-line method. (See note 2)

(h)   Use of Estimates

Management of the Company has made certain estimates and assumptions relating to the reporting of assets and liabilities and disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles.  Actual results could differ from those estimates.

(i)   Financial Instruments Fair Value, Concentration of Business and Credit Risks

The carrying amount reported in the balance sheet for cash, accounts receivable, accounts payable and accrued expenses approximates fair value because of the immediate or short-term maturity of these financial instruments.  The carrying amount reported in the accompanying balance sheet for convertible debentures approximates fair value because the actual interest rate does not significantly differ from current rates offered for instruments with similar characteristics.  Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade and royalty accounts receivable which amount to approximately $100,000.  The Company performs periodic credit evaluations of its franchisees and generally does not require collateral.  The Company maintains its cash balances at certain financial institutions in which balances are insured by the Federal Deposit Insurance Corporation up to $100,000.

(j)   Stock-Based Compensation

In October 1995, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation"; (SFAS 123) which sets forth accounting and disclosure requirements for stock-based compensation arrangements.  The new statement encourages but does not require, companies to measure stock-based compensation using a fair value method, rather than the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 ("APB no. 25";.)  The Company has adopted disclosure requirements of SFAS 123 and has elected to continue to record stock-based compensation expense using the intrinsic value approach prescribed by APB

(Continued)
F-10

WEIGHT LOSS FOREVER INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

December 31, 2001 and 2000

(1)   Summary of Significant Policies (Continued)

(k)   Stock-Based Compensation (Continued)

No. 25.  Accordingly, the Company computes compensation cost for each employee stock option granted as the amount by which the quoted market price of the Company's common stock on the date of grant exceeds the amount the employee must pay to acquire the stock.  The amount of compensation cost, if any, will be charged to operations over the vesting period.  SFAS 123 requires companies electing to continue using the intrinsic value method to make certain pro forma disclosures (see note 5).

(l)   Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(m)   Cash Flows

For purposes of cash flows, the Company considers all highly liquid investments with an initial maturity of three months or less to be cash equivalents.

(n)   Earnings Per Common Share

Basic earnings per common share have been computed based upon the weighted average number of common shares outstanding during the years presented.  Common stock equivalents resulting from the issuance of the stock options and warrants have not been included in the calculations because such inclusion would be antidilutive.

F-11

WEIGHT LOSS FOREVER INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

December 31, 2001 and 2000

(2)   Goodwill

WLFI has recorded goodwill in connection with the acquisition of certain retail franchises.  The goodwill has been amortized through December 31, 2001 using the straight-line method with an established term of fifteen years.

In June 2001, the Financial Accounting Standards Board (FASB) approved SFAS No. 142, "Goodwill and Other Intangible Assets.";  SFAS No. 142 requires companies to cease amortizing goodwill and other intangible assets with indefinite lives after December 31, 2001.  SFAS No. 142 also establishes a new method of testing goodwill for impairment on annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value.  In connection with the transitional goodwill impairment evaluation, Statement 142 requires the Company to perform an assessment of whether there is an indication that goodwill (and equity-method goodwill) is impaired as of the date of adoption.  To perform this assessment the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption.  The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount.  To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test.  In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption.  This second step is required to be completed as soon as possible, but no later than the end of the year of adoption.  Any transitional loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.  The Company has not completed its initial assessment of goodwill impairment.  Upon adoption of this standard, any resulting impairment charges recorded may have a material impact on the results of operations.

F-12

WEIGHT LOSS FOREVER INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

December 31, 2001 and 2000

(3)   Property and Equipment

Property and equipment consists of the following at December 31, 2001:

Furniture and equipment	$120,082
Software	23,430
Leasehold improvements	2,500

146,012
Less accumulated depreciation and amortization	67,743

$ 78,269

(4)   Line of Credit

The Company has a line of credit subject to maximum borrowings of $80,000. Interest, at the Wall Street Journal prime rate plus 1% is payable monthly and the principal is due on demand.  This obligation is secured by accounts receivable, inventory and equipment.

(5)   Convertible Debentures

The Company has issued convertible debentures amounting to $101,000 at December 31, 2001. Terms of the debentures provide for a conversion privilege at a conversion price of $.04 per share or a total of 2,525,000 shares.  The debentures may be converted in whole only through the due date of September 30, 2002 at which time, if not converted, are due and payable, together with interest in full to the holders.

(6)   Stockholders' Deficit

On June 4, 2001, the Company's shareholders approved a 1-for-30 reverse split of the common stock.  All references to shares have been adjusted retroactively.

During 1999, YTIX granted options to purchase 15,000 shares of common stock.  These options were granted with an exercise price of $0.25 with a term of five years.

During 2000, YTIX granted options to employees to purchase 400,000 shares of common stock.  These options were granted with an average exercise price of $0.21 with a term of five and one half years.

(Continued)
F-13

WEIGHT LOSS FOREVER INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

December 31, 2001 and 2000

(6)   Stockholders' Deficit (Continued)

In November 1999, the Company entered into a website development agreement with an outside consulting service.  In conjunction with this agreement, the Company issued warrants to purchase 10,000 shares of Common Stock.  These warrants were granted with an exercise price of $7.50 and a term of four years.

In June 2001, the board of directors of the Company approved the 2001 Stock Option Plan that authorized up to 3,000,000 shares to be issued.  The company has reserved 3,000,000 shares of Common Stock for issuance under this plan.

The Company has also granted options under non-qualified option agreements.

Activity under the performance equity plan and non-qualified option agreements is as follows:

	Shares	Weighted Average Exercise Price

Outstanding at December 31, 2000	42,750	$ 8.71
Granted	-	-
Exercised	-	-
Canceled	-	-

Outstanding at December 31, 2001	42,750	$ 8.71

In September 2001, the Company granted warrants to purchase 3,398,440 shares of common stock to an investor relations firm which has entered into a consulting agreement (Agreement) with the Company.  The warrants were granted at exercise prices ranging from $.035 - $.08 which were below the market value of the underlying stock at the date of the grant.  Accordingly, the Company has recorded consulting fee expense of $144,433 in connection with this transaction.  In addition, the Agreement provided for the issuance of a total of 3,228,518 shares of common stock in exchange for consulting services.  At December 31, 2001, 2,208,986 shares valued at $224,296 had been issued in connection with the Agreement described herein.  All other stock options issued to employees have an exercise price not less than the fair market value of the common stock on the date of grant, and in accounting for such options utilizing the intrinsic value method, there is no related compensation expense recorded in the Company's consolidated financial statements.  If compensation cost for stock-based compensation had been determined based on the fair market value of the stock options and stock purchase warrants on their dates of grant in accordance with SFAS 123, the Company's net loss for the year ended December 31, 2001 would have been increased to the pro forma amounts presented on the next page:

(Continued)
F-14

WEIGHT LOSS FOREVER INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

December 31, 2001 and 2000

(6)   Stockholders' Deficit (Continued)

Net loss:
As reported	$ (440,654)
Pro forma	$ (597,102)

Basic and diluted loss per common share:
As reported	$ (0.03)
Pro forma	$ (0.04)

Additional information relating to stock options and warrants outstanding and exercisable at December 31, 2001, summarized by exercise price are as follows:

Outstanding Weighted Average			Exercisable Weighted Average

	Life	Exercise		Exercise
Shares	(Years)	Price	Shares	Price

6,500	2.9	$ 7.50	6,500	$ 7.50
3,333	4.4	8.10	3,333	8.10
12,917	3.4	8.45	12,917	8.45
20,000	2.8	9.38	20,000	9.38

42,750			42,750

The computation of the effect on net earnings and earnings per share with respect to outstanding options and warrants in accordance with SFAS 123 was calculated using the Black-Scholes option-pricing model which included the following significant assumptions:

		Purchase
	Options	Warrants

Risk-free interest rate	7.0%	5.0%
Expected volatility	5.0%	5.0%
Expected dividend yield	0.0%	0.0%
Expected life	6.5 years	2 years

The weighted average fair value at the date of grant of the options granted during 2000 and 1999 was $0.21 and $0.28 per option, respectively.

F-15

WEIGHT LOSS FOREVER INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

December 31, 2001 and 2000

(7)   Income Taxes

At December 31, 2001, the Company had net operating loss carryforwards of approximately $4,000,000 for financial statement and income tax purposes which will expire in varying amounts through 2021.  Due to change in ownership the losses will be limited in their use and management has not determined the amount of losses that may ultimately be utilized.  Realization of deferred tax assets is dependent upon generating sufficient taxable income prior to their expiration.  A valuation allowance equal to the tax benefit of the net operating losses has been established since it is uncertain that future taxable income will be realized during the carryforward period.  Accordingly, a provision for income taxes had not been recorded in the accompanying financial statements.

(8)   Lease Commitments

The Company leases its administrative offices, certain operating facilities and vehicles under noncancellable operating lease agreements which expire at various dates through 2005.  Future minimum rental payments associated with these operating lease obligations are indicated below:

Year Ending December 31,

2002	$ 167,701
2003	100,424
2004	48,136
2005	2,721

Total lease and rental expense amounted to $142,652 and $166,341 in 2001 and 2000, respectively.

(9)   Related Party Transactions

At December 31, 2001, the Company has balances due from three affiliates amounting to $60,402.  The balances are due on demand and non-interest bearing.

In addition, the Company has received advances from certain related parties amounting to $142,296 as of December 31, 2001.  These advances are non-interest bearing and due on demand.

F-16

WEIGHT LOSS FOREVER INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

December 31, 2001 and 2000
(10)   Going Concern

The Company's consolidated financial statements have been presented on a going concern basis which contemplates the realization and the satisfaction of liabilities in the normal course of business.  As more fully described below, the liquidity of the Company has been adversely affected by significant losses from operations.  The Company reported net losses of $440,654 and $201,417 for the years ended December 31, 2001 and 2000, respectively.  Additionally, there is a stockholders' deficit of $273,102 at December 31, 2001.

These conditions raise substantial doubt about the Company's ability to continue as a going concern without additional capital contributions and/or achieving profitable operations.  Management's plans are to generate additional revenue from other services and to raise additional capital through either debt or equity instruments.

(11)   Supplementary Information

	2001	2000

Advertising costs	$ 111,303	378,316
Provision for doubtful accounts	4,206	3,614

The provision for doubtful accounts and advertising costs are included in selling, general and administrative costs in the accompanying statement of operations.

(12)   Non-Operating Income

Other non-operating income for the years ended December 31, 2001 and 2000, net is comprised of the following:

	2001	2000

Gain on disposition of property and equipment	$ 69,240	-
Forgiveness of debt	-	55,000

	$ 69,240	55,000

F-17