Form 10QSB
period 2002-03-31
WEIGHT LOSS FOREVER INTERNATIONAL INC
filed 2002-05-28
CIK 1100080

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2002.
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _________________ to _________________

Commission file number 000-28733

WEIGHT LOSS FOREVER INTERNATIONAL, INC.
A Nevada Corporation	I.R.S. Employer Identification No. 88-0430607
4456 Corporation Lane, Suite #134, Virginia Beach, VA 23462 Telephone No.: 757/497-8899

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

Transitional Small Business Disclosure Format: Yes [ ] No [X]

PART I

      This Quarterly Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the "Exchange Act"). These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of our operations set forth under the heading "Management's Discussion and Analysis and Plan of Operation." Forward-looking statements also include statements in which words such as "expect," "anticipate," "intend," "plan," "believe," "estimate," "consider" or similar expressions are used.

      Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. Our future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

Item 1 - Financial Statements

WEIGHT LOSS FOREVER INTERNATIONAL, INC.

Consolidated Balance Sheets

March 31, 2002 (Unaudited) and December 31, 2001

Assets

	March 31, 2002	December 31, 2001

Current assets:
Cash and cash equivalents	$9,924	$1,170
Accounts receivable:
Trade (note 4)	48,349	55,713
Royalties (note 4)	47,817	45,515
Due from affiliates (note 9)	46,810	60,402
Inventories (note 4)	15,606	45,027
Prepaid expenses and other current assets	10,552	5,225

Total current assets	179,058	213,052

Property and equipment, at cost, net of accumulated
depreciation and amortization (notes 3 and 4)	86,256	78,269

Other assets:
Goodwill, net of accumulated amortization of $16,748 (note 2)	66,028	49,439
Other	5,000	9,465

	$336,342	$350,225

		(Continued)

The interim financial statements include all adjustments which, in the opinion of management, are necessary in order to make the financial statements not misleading.

WEIGHT LOSS FOREVER INTERNATIONAL, INC.

Consolidated Balance Sheets (Continued)

March 31, 2002 (Unaudited) and December 31, 2001

Liabilities and Stockholders' Deficit

	March 31, 2002	December 31, 2001

Current liabilities:
Accounts payable and accrued expenses	$316,652	$302,042
Due to related parties (note 9)	186,119	142,296
Line of credit (note 4)	77,989	77,989
Loans payable	25,600	-

Total current liabilities	606,360	522,327

Convertible debentures (note 5)	101,000	101,000

Stockholders' deficit:
Preferred stock - $0.0001 par value, authorized
10,000,000 shares, none issued and outstanding	-	-
Common stock - $0.0001 par value, authorized
100,000,000 shares; issued and outstanding 36,134,413 shares at March 31, 2002 (note 6)	3,613	3,511
Additional paid-in capital	560,758	394,336
Accumulated deficit	(935,389)	(670,949)

Total stockholders' deficit	(371,018)	(273,102)

Commitment (note 8)
	$336,342	$350,225

The interim financial statements include all adjustments which, in the opinion of management, are necessary in order to make the financial statements not misleading.

WEIGHT LOSS FOREVER INTERNATIONAL, INC.

Consolidated Statements of Operations

Three months ended March 31, 2002 and 2001 (Unaudited)

	March 31, 2002		March 31, 2001

Revenues:
Net product sales	$176,088		$522,656
Royalties	9,699		15,215
Franchise fees and services	8,809		71,664

	194,596		609,535

Costs and expenses:
Cost of goods sold	108,460		129,198
Selling, general and administrative	328,531		479,331

	436,991		608,529

Operating Income (Loss)	(242,395)		1,006

Non-operating revenue (expense):
Interest expense	(9,116)		(2,558)
Other (note 11)	(12,929)		24,634

Income (Loss) before income taxes	(264,440)		23,082

Income taxes (note 7)	-		-

Net Income (Loss)	$(264,440)		$23,082

Basic and diluted income (loss) per share	$(0.01)	$	NIL

Weighted average number of shares	35,454,725		10,089,000

The interim financial statements include all adjustments which, in the opinion of management, are necessary in order to make the financial statements not misleading.

WEIGHT LOSS FOREVER INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

Three months ended March 31, 2002 and 2001 (Unaudited)

	March 31, 2002	March 31, 2001

Cash flows from operating activities:
Net Income (Loss)	$(264,440)	$23,082
Adjustments to reconcile net loss to net cash
used in operations:
Depreciation and amortization	6,052	13,150
Common stock issued for services	166,524	-
Gain on disposition of property and equipment	-	(24,634)
Changes in operating assets and liabilities
Due from affiliates	13,592	(196,761)
Accounts receivable	5,062	(26,821)
Inventories	29,421	28,195
Prepaid expenses and other current assets	(5,327)	(260)
Deposits and other assets	4,465	-
Accounts payable and accrued expenses	14,610	100,441
Due to related parties	43,823	4,693

Net cash provided by (used for) operating activities	13,782	(78,916)

Cash flows from investing activities:
Proceeds from disposition of property and equipment	-	114,733
Purchase of equipment and goodwill	(30,628)	(30,464)

Net cash provided by (used for) investing activities	(30,628)	84,269

		(Continued)

The interim financial statements include all adjustments which, in the opinion of management, are necessary in order to make the financial statements not misleading.

WEIGHT LOSS FOREVER INTERNATIONAL, INC.

Consolidated Statements of Cash Flows (Continued)

Three months ended March 31, 2002 and 2001 (Unaudited)

	March 31, 2002	March 31, 2001

Cash flows from financing activities:
Proceeds from issuance of common stock	$-	$77,733
Principal payments on notes payable	-	(1,869)
Proceeds from loans payable	25,600	-
Due to related parties	-	(15,000)

Net cash provided by financing activities	25,600	60,864

Increase in cash and cash equivalents	8,754	66,217

Cash and cash equivalents - beginning of period	1,170	22,118

Cash and cash equivalents - end of period	$9,924	$88,335

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$9,116	$2,558

Cash paid during the year for income taxes	$-	$-

The interim financial statements include all adjustments which, in the opinion of management, are necessary in order to make the financial statements not misleading.

WEIGHT LOSS FOREVER INTERNATIONAL, INC.

Notes to Interim Consolidated Financial Statements
March 31, 2002
(Unaudited)

(1)   Summary of Significant Policies

The interim consolidated financial statements include all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading. The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by Generally Accepted Accounting Principles for complete financial statements.

(a)   Nature of Operations

Weight Loss Forever International, Inc. (WLFI or Company) was incorporated on November 30, 1995, in the state of Virginia.  WLFI franchises the right to own and operate retail stores selling weight loss products under the Weight Loss Forever trade name.  WLFI began selling franchises in June 1996, and grants area development rights, whereby area developers may operate multiple stores within a geographic territory.  It is also the sole source supplier of products associated with the Weight Loss Forever program.

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

Agreement with Franchisees - WLFI is a franchisor whose revenue is dependent upon the revenues of its franchisees in the form of product sales and various franchise-related fees.  At March 31, 2002, the Company had 17 retail locations, 14 of which were franchises and three were owned and operated by WLFI.

The stores are located in the Mid-Atlantic area.  The Company receives a non-refundable franchise fee, generally $5,000, from entities which enter into an agreement with WLFI to own and operate a retail store.  The franchisees are required to purchase the necessary furniture, fixtures, equipment and inventory either from WLFI, from an affiliate of WLFI, or from a source approved by WLFI.  During the term of the agreement, WLFI receives a service fee equal to four percent of gross sales, payable weekly.  Area developers receive a 2% rebate on their store's royalty fees and a 25% discount on product orders.  After ten years, the franchisee is required to pay a $2,500 renewal fee.  The agreements provide for other fees and charges based on various conditions and circumstances.  WLFI provides operational assistance, training, periodic inspections, and continuing new product development. WLFI also has the right to establish an advertising fund to which the franchisees would contribute.  This fund has not yet been established.

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

(e)   Revenue Recognition

The principal source of revenues are derived from product sales, the collection of franchise royalties based on a percentage of the franchisee gross receipts and franchisee licensing fees.  Product sales and income from royalties are recognized as earned.  Revenue from franchisee licensing and revenue from area franchise agreements are recognized as the initial agreements are signed.

(f)   Advertising Costs

Advertising expenditures relating to product distribution and marketing efforts consisting primarily of product presentation material, catalog preparation, printing and postage

(g)   Intangible Assets

Intangible assets consist of goodwill which is being amortized over a period of 15 years using the straight-line method. (See note 2)

(h)   Use of Estimates

The Company’s management has made certain estimates and assumptions relating to the reporting of assets and liabilities and disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles.  Actual results could differ from those estimates.

(i)   Income Taxes

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

(j)   Cash Flows

For purposes of cash flows, the Company considers all highly liquid investments with an initial maturity of three months or less to be cash equivalents.

(k)   Earnings Per Common Share

Basic earnings per common share have been computed based upon the weighted average number of common shares outstanding during the periods presented.  Common stock equivalents resulting from the issuance of the stock options and warrants have not been included in the calculations because such inclusion would be anti-dilutive.

(2)   Goodwill

WLFI has recorded goodwill in connection with the acquisition of certain retail franchises.  The goodwill has been amortized through December 31, 2001 using the straight-line method with an established term of 15 years. In accordance with the Financial Accounting Standards Board (FASB) approved SFAS No. 142, "Goodwill and Other Intangible Assets.",  the Company has ceased amortizing goodwill and other intangible assets with indefinite lives after December 31, 2001.  The Company plans to test goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value.

(3)   Property and Equipment

Property and equipment consists of the following at March 31, 2002:

Furniture and equipment	$134,122
Software	23,430
Leasehold improvements	2,498

160,050
Less accumulated depreciation and amortization	73,794

$ 86,256

(4)   Line of Credit

The Company has a line of credit subject to maximum borrowings of $80,000. Interest, at the Wall Street Journal prime rate plus 1% is payable monthly and the principal is due on demand.  This obligation is secured by accounts receivable, inventory and equipment.

(5)   Convertible Debentures

The Company has issued convertible debentures in the amount of $101,000. Terms of the debentures provide for a conversion privilege at a conversion price of $0.04 per share or a total of 2,525,000 shares.  The debentures may be converted in whole only through the due date of September 30, 2002 at which time, if not converted, are due and payable, together with interest in full to the holders. At March 31, 2002, the outstanding principal balance was $101,000.

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

In September 2001, the Company granted warrants to purchase 3,398,440 shares of common stock to an investor relations firm which has entered into a consulting agreement (Agreement) with the Company.  The warrants were granted at exercise prices ranging from $0.035-$0.08 which were below the market value of the underlying stock at the date of the grant.  Accordingly, the Company recorded consulting fee expense of $144,433, in the year ended December 31, 2001, in connection with this transaction.  In addition, the Agreement provided for the issuance of a total of 3,228,518 shares of common stock in exchange for consulting services.  At December 31, 2001, 2,208,986 shares, valued at $224,296, had been issued in connection with the Agreement described herein. The remaining 1,019,532 shares were issued in the three months ended March 31, 2002 and were valued at $166,525, which approximated market value at the various issue dates.

(7)   Income Taxes

At March 31, 2002, the Company had net operating loss carryforwards of approximately $4,000,000 for financial statement and income tax purposes which will expire in varying amounts through 2021.  Due to change in ownership the losses will be limited in their use and management has not determined the amount of losses that may ultimately be utilized.  Realization of deferred tax assets is dependent upon generating sufficient taxable income prior to their expiration.  A valuation allowance equal to the tax benefit of the net operating losses has been established since it is uncertain that future taxable income will be realized during the carryforward period.  Accordingly, a provision for income taxes had not been recorded in the accompanying financial statements.

(8)   Lease Commitments

The Company leases its administrative offices, certain operating facilities and vehicles under non-cancellable operating lease agreements which expire at various dates through 2005.  Future minimum rental payments associated with these operating lease obligations are indicated below:

Year Ending December 31,

2002	$ 125,776
2003	100,424
2004	48,136
2005	2,721

Total lease and rental expense amounted to $29,899 and $71,215 in the three months ended March 31, 2002 and 2001, respectively.

(9)   Related Party Transactions

At March 31, 2002, the Company has balances due from affiliates amounting to $46,810.  The balances are due on demand and non-interest bearing.

In addition, the Company has received advances from certain related parties amounting to $186,119 as of March 31, 2002.  These advances are due on demand and non-interest bearing.

(10)   Going Concern

The Company's consolidated financial statements have been presented on a going concern basis which contemplates the realization and the satisfaction of liabilities in the normal course of business.  As more fully described below, the liquidity of the Company has been adversely affected by significant losses from operations.  The Company reported net losses of $264,440, $440,654 and $201,417 for the three months ended March 31, 2002 and for the years ended December 31, 2001 and 2000, respectively.  Additionally, there is a stockholders' deficit of $371,018 at March 31, 2002.

These conditions raise substantial doubt about the Company's ability to continue as a going concern without additional capital contributions and/or achieving profitable operations.  Management's plans are to generate additional revenue from other services and to raise additional capital through either debt or equity instruments.

(11)   Non-Operating Revenue (Expense)

Other non-operating revenue (expense) for the three months ended March 31, 2002 and 2001, is comprised of the following:

	2002	2001

Gain on disposition of property and equipment		$ 24,634
Prior period adjustment	$ (12, 929)

Item 2 - Management's Discussion and Analysis and Plan of Operation

General

      Introduction

      Weight Loss Forever International, Inc. (sometimes referred to as "we," "us," the "Company" or "WLFI") is a franchisor and operator of weight loss and nutrition retail stores offering all-natural herbal dietary supplements.

Results of Operations

      The following discussion and analysis provides information our management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with the financial statements and footnotes that appear elsewhere in this report.

Three Months Ended March 31, 2002, Three Months Ended March 31, 2001

      The results of operations are:

      Revenues - Our total revenues decreased $414,939 or 68.1% from $609,535 in the quarter ended March 31, 2001 to $194,596 in the quarter ended March 31, 2002. The decline in revenues resulted from a $346,568, or 66.3%, decrease in net product sales to $176,088 in the quarter ended March 31, 2002 from $522,656 in the quarter ended March 31, 2001. Royalty income and income from franchise fees and services also decreased as a combined amount of $68,371, from $86,879, to $18,508.

      The decline in revenues was due primarily to a reduction of company-owned stores. Specifically, at March 31, 2002, we had 17 retail locations, 14 of which were franchised and three were owned and operated by us. Of the three company-owned stores, only one was operated for the entire three-month period. In comparison, in the March 31, 2001 quarter, we owned and operated 11 stores during much of that time period. At March 31, 2001, the closing date of that quarter, we had 19 retail locations, five of which were company-owned and operated and 14 were franchised.

      Our royalty income did not increase as would normally be expected with the increase in franchises in that a substantial number of the newly franchised locations were authorized pursuant to area development agreements the terms of which provide for a lower royalty percentage. In addition several of the locations, because of the nature of the agreements, do not provide for royalty payments.

      In March 2002, we entered into an agreement to authorize an outside company to handle the distribution of our proprietary products and designated supplies to our franchises. This company will be responsible for purchasing the products and will handle warehousing, distribution and collections. Although, our product sales to franchisees decreased since the implementation of this agreement, we believe that the rebates we will receive combined with the elimination of the expenses of warehousing, distribution and collection will more than offset the reduction of gross profit from product sales to our franchisees.

      Cost of Goods Sold -  The cost of goods sold decreased $20,738 to $108,460 in the 2002 quarter from $129,198 in the quarter ended March 31, 2001. This 16.1% decrease compares to the 66.3% decrease in net product sales. The gross profit margin on net product sales declined to 38.4% compared to 75.3% in the prior year. The reduction in gross profit margin was primarily the result of reduced retail sales because we operated fewer company-owned stores. We also granted unusual price concessions in certain area developer agreements. We do not expect to offer similar terms in our future agreements. In addition, in March 2002, we sold that part of our inventory which was not required for our company-owned stores. The sale was made in bulk, with a substantial discount in price, to the firm which will act as a wholesaler to our franchisees.

      Expenses -  Selling, general and administrative expenses for the quarter ended March 31, 2002 were $328,531 which was a decrease of $150,800, or 31.5%, compared to the expenses of $479,331 in the comparable period of the prior year. Much of the decrease resulted from the reduction of the number of company-owned stores and was reflected in substantial decreases in salaries, rent and advertising expense. Included in the quarter ended March 31, 2002 was $174,524 of consulting expenses incurred at our holding company of which $166,524 was paid for by the issuance of our common stock. At the operating subsidiary level, our selling, general and administrative expense declined 67.9%, or $154,007, from $479,331 in the quarter ended March 31, 2001.

      Non-operating Revenue and Expense - Interest expense increased $6,558, or 256.4%, from $2,558 in the first quarter of 2001 to $9,116 in the first quarter of 2002. In the first quarter of 2002, we made a prior-period adjustment with the consequence of reporting an expense of $12,929 in the first quarter of 2002. In the quarter ended March 31, 2001, we recorded a gain on disposition of property and equipment of $24,634.

      Losses - Our net loss, before taxes, for the quarter ended March 31, 2002, was $264,440 compared to a net income of $23,082 in the quarter ended March 31, 2001. The net loss for the 2002 quarter includes the $174,524 of expenses incurred at the holding company.  At our operating subsidiary, Weight Loss Forever International (Virginia), Inc., our net loss was $89,916 compared to net income of $23,082 in the quarter ended March 31, 2001.

      Although, we have significant net operating loss tax carryforwards, we have not reduced our net losses for the quarters ended March 31, 2002 and 2001, by any tax benefit and, therefore, our net losses are the same, both before and after taxes.

      Our loss per share for the three months ended March 31, 2002 was $0.01, based on 35,454,725 weighted average common shares outstanding for the quarter. For the three months ended March 31, 2001, the net income per share was NIL, based on 10,089,000 weighted average common shares outstanding for the quarter.

Liquidity and Capital Resources

      As of March 31, 2002, we had cash in the amount of $9,924. Our inventory was reduced to $15,606 which is sufficient to service our company-owned stores.

      During the quarter ended March 31, 2002, our operations provided cash flow of only $13,782 and in the quarter ended March 31, 2001, our operating activities consumed $78,916.

      As we anticipate concentrating on the franchising of new locations and limiting the opening of company-owned stores, we do not expect to make significant capital expenditures in the next 12 months. Our new arrangement with a wholesaler to our franchisees will no longer require us to use our working capital to maintain inventory for our franchisees. However, in order to institute an effective franchising program, we will have cash requirements that we intend to meet during the next 12 months through the sale of securities in either public or private offerings, or from the proceeds of the exercise of our outstanding warrants. There is no assurance that we will be able to sell additional securities or that our warrants will be exercised.

Ability to Continue as a Going Concern

      Our consolidated financial statements, which are a part of this Form 10-QSB, have been prepared assuming that we will continue as a going concern.  We have incurred losses of $264,440, $440,654 and $201,417 for the three months ended March 31, 2002 and for the years ended December 31, 2001 and 2000, respectively and consequently our liquidity has been adversely affected.  Additionally, there is a stockholders' deficit of $371,018 at March 31, 2002. These conditions raise substantial doubt about our ability to continue as a going concern without additional capital contributions and/or achieving profitable operations.  Our management estimates it will need approximately $300,000 to adequately fund our operations and aggressively pursue franchising opportunities for the next 12 months. We plan to concentrate on entering into franchise and area development agreements for locations and territories in Florida. We believe that focusing on franchising will assist us in attaining profitable operations. We plan to sell equity or debt securities to meet our cash needs.

PART II

Item 1 - Legal Proceedings

       We are not subject to or aware of any pending litigation, legal proceedings or claims.

Item 2 - Changes in Securities

      Pursuant to the consulting agreement which we entered into with CLD Corporate Relations, Inc. on September 30, 2002, we were required to issue a total of 1,019,532 shares of our common stock during the quarter ended March 31, 2002. We have prepared our financial statements as if the shares were physically issued, as follows: 339,844 on January 31, 2002; 339,844 on February 28, 2002 and the balance of 339,844 on March 31, 2002. The shares were valued at a total of $166,525 for the three months, which approximated market value at the respective dates. The total value of the shares was charged to consulting expense. The issuance of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

      As of March 31, 2002, we had 36,134,413 shares of our common stock outstanding.

Item 3 - Defaults upon Senior Securities

      Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

      On January 16, 2002, the majority of our shareholders approved an amendment of our articles of incorporation which changed our name to Weight Loss Forever International, Inc. from Youticket.com, Inc. Our shareholders approved the amendment by written consent and without solicitation of proxies.

Item 5 - Other Information

      Not applicable.

Item 6 - Exhibits and Reports on Form 8-K

(a)	No exhibits have been included with this filing.

(b)

On March 29, 2002, we filed a Form 8-K reporting a change of our accountants. This filing was amended, with additional details, on Form 8-K/A on April 3, 2002.

On April 3, 2002, we also filed a Form 8-K reporting our name and symbol change and the resignation of a member of our board of directors.

SIGNATURES

      In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Weight Loss Forever International, Inc..

(Registrant)

By:	/s/ John Martin

John Martin President and Chairman of the Board

/s/ Christopher Swartz

Christopher Swartz Treasurer, Secretary and Director

Date:	May 24, 2002