Form 10QSB
period 2002-06-30
WEIGHT LOSS FOREVER INTERNATIONAL INC
filed 2002-08-19
CIK 1100080

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2002.
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _________________ to _________________

Commission file number 000-28733

WEIGHT LOSS FOREVER INTERNATIONAL, INC.
A Nevada Corporation	I.R.S. Employer Identification No. 88-0430607
300 International Parkway, Suite 100 Heathrow, FL 32746 Telephone: (407) 682-6363

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of July 31, 2002, there were 39,374,904 shares of common stock of Weight Loss Forever International, Inc. outstanding.

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

Item 1 - Financial Statements

WEIGHT LOSS FOREVER INTERNATIONAL, INC.

Consolidated Balance Sheets

June 30, 2002 (Unaudited) and December 31, 2001

Assets

	June 30, 2002	December 31, 2001

Current assets:
Cash and cash equivalents	$27,363	$1,170
Accounts receivable:
Trade (note 1)	-	55,713
Royalties (note 1)	-	45,515
Due from affiliates (note 6)	100	60,402
Inventories (note 1)	-	45,027
Prepaid expenses and other current assets	-	5,225

Total current assets	27,463	213,052

Property and equipment, at cost, net of accumulated
depreciation and amortization	-	78,269

Other assets:
Franchise contract rights (note 6)	160,220	-
Goodwill, net of accumulated amortization of $16,748 (note 1)	-	49,439
Other	-	9,465

	$187,682	$350,225

		(Continued)

The interim financial statements include all adjustments which, in the opinion of management, are necessary in order to make the financial statements not misleading.

WEIGHT LOSS FOREVER INTERNATIONAL, INC.

Consolidated Balance Sheets (Continued)

June 30, 2002 (Unaudited) and December 31, 2001

Liabilities and Stockholders' Deficit

	June 30, 2002	December 31, 2001

Current liabilities:
Accounts payable and accrued expenses	$55,532	$302,042
Due to related parties (note 6)	58,600	142,296
Line of credit	-	77,989
Loans payable	30,600	-

Total current liabilities	144,732	522,327

Convertible debentures (notes 3 and 6)	136,000	101,000

Stockholders' deficit: (note 4)
Preferred stock - $0.0001 par value, authorized
10,000,000 shares, none issued and outstanding	-	-
Common stock - $0.0001 par value, authorized
100,000,000 shares; issued and outstanding 39,374,904 at June 30, 2002 and 35,114,881 at December 31, 2001	3,975	3,511
Additional paid-in capital	705,016	394,336
Accumulated deficit	(802,040)	(670,949)

Total stockholders' deficit	(93,050)	(273,102)

	$187,682	$350,225

The interim financial statements include all adjustments which, in the opinion of management, are necessary in order to make the financial statements not misleading.

WEIGHT LOSS FOREVER INTERNATIONAL, INC.

Consolidated Statements of Operations
(Unaudited)

	Three months ended		Six months ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Revenue from continuing operations	$0	$0	$0	$0
General and administrative expenses	68,079	0	242,603	0

Operating loss from continuing operations	(68,079)	0	(242,603)	0

Non-operating revenue (expense):
Interest expense	(2,880)	0	(8,940)	0
Income (Loss) on discontinued operations	(4,294)	24,837	(88,150)	47,919
Gain on disposition of subsidiary	208,602	0	208,602	0

Income (Loss) before income taxes	133,349	24,837	(131,091)	47,919

Income taxes	0	0	0	0

Net income (loss)	$133,349	$24,837	$(131,091)	$47,919

Basic and diluted income (loss) per share	$0.004	$0.002	$(0.004)	$0.005

Weighted average number of shares	37,326,333	10,089,000	36,390,529	10,089,000

The interim financial statements include all adjustments which, in the opinion of management, are necessary in order to make the financial statements not misleading.

WEIGHT LOSS FOREVER INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

Six months ended June 30, 2002 and 2001 (Unaudited)
	Six months ended
	June 30, 2002	June 30, 2001

Cash flows from operating activities:
Net Income (Loss)	$(131,091)	$47,919
Adjustments to reconcile net loss to net cash
used in operations:
Depreciation and amortization	6,052	25,603
Common stock issued for services	166,524	-
Loss from discontinued operations	88,150	-
Gain on disposition of sale of subsidiary	(208,602)	-
Changes in operating assets and liabilities
Due from affiliates	60,302	(179,914)
Accounts receivable	101,228	(21,660)
Inventories	45,027	51,956
Prepaid expenses and other current assets	5,225	700
Accounts payable	(246,510)	49,547
Due to related parties	(83,696)	(23,621)

Net cash provided by (used for) operating activities	(197,391)	(49,470)

Cash flows from investing activities:
Proceeds from disposition of assets	208,602	106,586
Purchase of franchising rights and intellectual property	30,600	-
Purchase of goodwill	-	20,753
Change in other assets	(18,229)	90,099

Net cash provided by investing activities	220,973	217,438

		(Continued)

The interim financial statements include all adjustments which, in the opinion of management, are necessary in order to make the financial statements not misleading.

WEIGHT LOSS FOREVER INTERNATIONAL, INC.

Consolidated Statements of Cash Flows (Continued)

Six months ended June 30, 2002 and 2001 (Unaudited)

	Six months ended
	June 30, 2002	June 30, 2001

Cash flows from financing activities:
Proceeds from issuance of common stock	$-	$110,733
Proceeds from loans payable	30,600	-
Proceeds from issuance of debentures - related parties	50,000	-
Payment on notes payable	-	(254,180)
Payment of line of credit	(77,989)	-

Net cash provided by financing activities	2,611	(143,447)

Increase in cash and cash equivalents	26,193	24,521

Cash and cash equivalents - beginning of period	1,170	22,118

Cash and cash equivalents - end of period	$27,363	$46,639

The interim financial statements include all adjustments which, in the opinion of management, are necessary in order to make the financial statements not misleading.

WEIGHT LOSS FOREVER INTERNATIONAL, INC.

Notes to Interim Consolidated Financial Statements
June 30, 2002
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

(a)   Nature of Operations

(i)   Reverse Merger - Weight Loss Forever International (VA) Inc. and Youticket.com (NV) Inc.

Weight Loss Forever International, Inc. (WLFI VA) was incorporated on November 30, 1995, in the state of Virginia. WLFIVA franchised the right to own and operate retail stores selling weight loss products under the Weight Loss Forever trade name. WLFIVA began selling franchises in June 1996, and granted area development rights, whereby area developers may operate multiple stores within a geographic territory. It was also the sole source supplier of products associated with the Weight Loss Forever program. WLFIVA also owned and operated company-owned stores.

On September 30, 2001, WLFIVA agreed to exchange shares with Youticket.com, Inc. (YTIX), a Nevada public company. Accordingly, WLFIVA facilitated and effectuated the exchange of 10,304,200 shares of WLFIVA stock for 26,004,716 shares of Youticket.com, Inc. stock in a business combination accounted for as a reverse acquisition. During the period Youticket.com was in existence, prior to the reverse acquisition, it had minimal operations. For accounting purposes, the reverse acquisition was reflected as if WLFIVA issued its stock for the net assets of YTIX. The net assets of YTIX were not adjusted in connection with the reverse acquisition since they were monetary in nature. Subsequent to the reverse acquisition, Youticket.com, Inc. changed its name to Weight Loss Forever International, Inc.
(ii)   Sale of Subsidiary - Discontinued Operations
On May 31, 2002, Weight Loss Forever International, Inc. (the "Company") sold all of the issued and outstanding stock of the Company's subsidiary WLFI VA to a corporation owned by the Company's president. The transaction resulted in a gain to the Company of approximately $208,000. The Company also acquired from WLFIVA all rights to franchise the Weight Loss Forever concept and all related intellectual property. The Company also changed its operations so as to only franchise weight loss stores and no longer own and operate stores. Accordingly, the financial statements have been restated to reflect WLFIVA as a discontinued operation.
(iii)   Formation of Weight Loss Management, Inc.
In June 2002, the Company formed a wholly owned subsidiary, Weight Loss Management, Inc. to hold the franchising assets of the Weight Loss Forever concept and to conduct the business of selling and servicing Weight Loss Forever franchises. The Company is presently revising its Uniform Offering Circular so as to update changes in its corporate and financial structure in order to be able to offer franchises in Florida and other states. As franchisor, through its subsidiary, the Company receives a non-refundable franchise fee, generally $10,000, from entities which enter into an agreement with the Company to own and operate a retail store. The franchisees are required to purchase the necessary furniture, fixtures, equipment and inventory from the Company, from an affiliate of the Company or from a source approved by the Company. During the term of the agreement, the Company receives a service fee equal to four percent of gross sales, payable weekly. Area developers receive a 2% rebate on their store's royalty fees and a 25% discount on product orders. After ten years, the franchisee is required to pay a renewal fee. The agreements provide for other fees and charges based on various conditions and circumstances and provides for operational assistance, training, periodic inspections, and continuing new product development. The Company also has the right to establish an advertising fund to which the franchisees would contribute. This fund has not yet been established.

(b)   Inventories

As of June 30, 2002 the Company did not own any inventory. Inventories at December 31, 2001 consist of vitamins and dietary supplements and are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

(c)   Property and Equipment

As of June 30, 2002 the Company did not own any property or equipment. Property and equipment at December 31, 2001 are recorded at cost. The Company provides depreciation for machinery and equipment using the straight-line method over the estimated useful lives of the respective assets, which range from three to 39 years. Amortization of leasehold improvements is computed using the straight-line method over the lesser of the lease term or estimated useful lives of the improvements.

(d)   Research and Development Costs

Research and development costs are charged against income in the year incurred.

(e)   Revenue Recognition

The principal sources of revenue are derived from the collection of franchise royalties based on a percentage of the franchisee gross receipts and franchisee licensing fees and purchase rebates. Income from royalties is recognized as earned. Revenue from franchisee licensing and revenue from area franchise agreements are recognized as the initial agreements are signed. Product rebates are recognized as products are purchased.

(f)   Use of Estimates

The Company’s management has made certain estimates and assumptions relating to the reporting of assets and liabilities and disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(g)   Income Taxes

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

(h)   Cash Flows

For purposes of cash flows, the Company considers all highly liquid investments with an initial maturity of three months or less to be cash equivalents.

(i)   Earnings Per Common Share

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

(3)   Convertible Debentures

The Company issued additional convertible debentures in June 2002 in the amount of $50,000. In June 2002, $15,000 of existing convertible debentures were converted to 375,000 shares of common stock. At June 30, 2002, the outstanding principal balance was $136,000 of which $86,000 is due in September 2002 and $50,000 is due in June 2003. The debentures provide for a conversion privilege at $0.04 per share or a total of 3,400,000 shares. Debentures may be converted only through the due dates at which time, if not converted, are due and payable, together with interest in full to the holders.

(4)   Stockholders' Equity (Deficit)

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

In June 2002, the Company issued 3,240,491 shares of common stock for the acquisition of the franchise rights of Advance Wellness Corp.

(5)   Income Taxes

At June 30, 2002, the Company had net operating loss carryforwards of approximately $4,000,000 for financial statement and income tax purposes which will expire in varying amounts through 2022. Due to change in ownership the losses will be limited in their use and management has not determined the amount of losses that may ultimately be utilized. Realization of deferred tax assets is dependent upon generating sufficient taxable income prior to their expiration. A valuation allowance equal to the tax benefit of the net operating losses has been established since it is uncertain that future taxable income will be realized during the carryforward period. Accordingly, a provision for income taxes had not been recorded in the accompanying financial statements.

(6)   Related Party Transactions

At June 30, 2002, the Company has balances due from affiliates amounting to $100 and has received advances from certain related parties amounting to $58,600 as of June 30, 2002. These advances are due on demand and non-interest bearing. In addition, a firm owned by Company directors acquired $50,000 of the Company’s convertible debentures.

On May 31, 2002, the Company sold its wholly owned subsidiary, WLFIVA to a corporation owned by the Company’s president and pursuant to that agreement the Company’s president is now the area developer for Weight Loss Forever for the states of Virginia and North Carolina and the owner of several franchises in those states.

In June 2002, the Company acquired certain franchise contract and royalty rights from Advance Wellness Corporation (AWC). After that acquisition, an employee of AWC became a director of the Company.

(7)   Going Concern

The Company's consolidated financial statements have been presented on a going concern basis which contemplates the realization and the satisfaction of liabilities in the normal course of business. As more fully described below, the liquidity of the Company has been adversely affected by significant losses from operations. The Company reported a net loss from continuing operations of $242,603 for the six months ended June 30, 2002. Additionally, there is a stockholders' deficit of $93,050 at June 30, 2002.
These conditions raise substantial doubt about the Company's ability to continue as a going concern without additional capital contributions and/or achieving profitable operations. Management's plans are to generate revenue from the sale of new franchises and to raise additional capital through either debt or equity instruments.

Item 2 - Management's Discussion and Analysis and Plan of Operation

General

      Introduction

      Weight Loss Forever International, Inc. (sometimes referred to as "we," "us," the "Company" or "WLFI") is a franchisor of weight loss and nutrition retail stores offering all-natural herbal dietary supplements. Prior to June 1, 2002, our company, through a subsidiary,WLFIVA, owned and operated retail weight loss stores. Effective May 31, 2002, we sold that subsidiary to a company owned by our president, John Martin. In connection with the sale of that subsidiary, we acquired all rights to franchise the Weight Loss Forever concept and all related intellectual property. The Company also changed its operations so as to only franchise weight loss stores and no longer own and operate stores. Accordingly, the financial statements have been restated to reflect WLFIVA as a discontinued operation. In June 2002, the Company formed a wholly owned subsidiary, Weight Loss Management, Inc. to hold the franchising assets of the Weight Loss Forever concept and to conduct the business of selling and servicing Weight Loss Forever franchises.

Results of Operations

      The following discussion and analysis provides information our management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with the financial statements and footnotes that appear elsewhere in this report.

Comparison of Three Months Ended June 30, 2002 and Three Months Ended June 30, 2001

      The results of operations are:

      Revenues - With the disposition of our subsidiary, WLFIVA, on May 31, 2002, we restated our financial statements so as to characterize the results of WLFIVA as a “discontinued operation.” Therefore, our total revenues from continuing operations, for both the three months ended June 30, 2002 and June 30, 2001 were -0-.

      Cost of Revenue -  Because of the change of presentation, there was no cost of revenue for the three months ended June 30, 2002 and for the three months ended June 30, 2001.

      Expenses -  Selling, general and administrative expenses for continuing operations for the quarter ended June 30, 2002 totaled $68,079. For presentation purposes, the quarter ended June 2001 is not comparable as selling, general and administrative expenses for that quarter are included as part of the profit from discontinued operations. Included in the quarter ended June 30, 2002 were professional fees for legal, accounting and compliance which totaled $62,843 and the balance of $5,236 for stock transfer fees, public relations, consulting expense and miscellaneous expenses.

      Non-operating Revenue and Expense -

            Interest expense for the three months ended June 30, 2002 was $2,880. This total represents the interest accrued on our outstanding convertible debentures. The interest accrued during the June 30, 2001 quarter is not comparable.

             Income (Loss) on discontinued operations - On May 31, 2002, we sold our ownership interest in our wholly owned subsidiary, Weight Loss Forever International, Inc, a Virginia corporation (“WLFIVA”). We are treating, for accounting purposes, the subsidiary as a discontinued operation. During the two-month period from April 1, 2002 through May 31, 2002, the discontinued operation incurred a loss of $4,294. For the comparable quarter ended June 30, 2001, the discontinued operation recorded a profit of $24,837.

            Gain on disposition of subsidiary - Our sale of WLFIVA resulted in a net gain of $208,602. The liabilities of WLFIVA exceeded the assets of the subsidiary corporation and consequently, we eliminated the excess of liabilities over assets from our consolidated balance sheet.

      Net income - Our net income, before taxes, for the quarter ended June 30, 2002, was $133,349 which compares to a net income of $24,837 in the quarter ended June 30, 2001. The net income for the 2002 quarter includes the gain on sale of our subsidiary of $208,602; offset by the loss on discontinued operations of $4,294 and our loss from continuing operations of $68,079 and interest expense of $2,880. For the previous year’s quarter which ended June 30, 2001, the entire net income of $24,837 was from discontinued operations. Because of our significant net operating loss carryforwards, we have not reduced our net income for taxes and, therefore, our net income is the same, both before and after taxes.

      Our net income per share for the three months ended June 30, 2002 was $0.004, based on 37,326,333 weighted average common shares outstanding for the quarter. For the three months ended June 30, 2001, the net income per share was $0.002, based on 10,089,000 weighted average common shares outstanding for the quarter.

Comparison of Six Months Ended June 30, 2002 and Six Months Ended June 30, 2001

      The results of operations are:

      Revenues - Because of the disposition of the WLFIVA subsidiary, we restated our financial statements presenting WLFIVA as a “discontinued operation.” Therefore, our total revenues from continuing operations, for both the six months ended June 30, 2002 and June 30, 2002 were -0-.

      Cost of Revenue -  As a consequence of the change in presentation, there was no cost of revenue for the six months ended June 30, 2002 and for the six months ended June 30, 2001.

      Expenses -  Selling, general and administrative expenses for continuing operations for the six months ended June 30, 2002 totaled $242,603. For presentation purposes, the six-month period ended June 2001 is not comparable as selling, general and administrative expenses for that half-year are included as part of the profit from discontinued operations. Included in the six months ended June 30, 2002 were professional fees for legal, accounting and compliance which totaled $62,843; consulting fees of $174,524, of which $166,524 was paid for with our common stock, and the balance, miscellaneous expenses including stock transfer fees.

      Non-operating Revenue and Expense -

            Interest expense for the six months ended June 30, 2002 was $8,940. This total represents the interest accrued on our outstanding convertible debentures. The interest accrued during the June 30, 2001 six-month period is not comparable.

             Income (Loss) on discontinued operations - During the five-month period from January 1, 2002 through May 31, 2002, the discontinued operation, the WLFIVA subsidiary, incurred a loss of $88,150. For the comparable six-month period ended June 30, 2001, the discontinued operation recorded a profit of $47,919.

            Gain on disposition of subsidiary - The $208,602 gain from the sale of WLFIVA during the three months ended March 31, 2002 is the same for the six months ended June 30, 2002.

      Net loss- Our net loss, before taxes, for the six months ended June 30, 2002, was $131,091 which compares to a net income of $47,919 in the six months ended June 30, 2001. The net loss for the six-month period includes the gain on sale of our subsidiary of $208,602 less the loss on discontinued operations of $88,150; the loss from continuing operations of $242,603 and interest expense of $8,940. For the previous year’s six months which ended June 30, 2001, the entire net income of $47,919 was from discontinued operations. We have not reduced our net income for income taxes or reduced our losses because of any tax benefit resulting from net operating loss carryforwards. Therefore, our net loss for the six months ended June 30, 2002 is the same both before and after taxes and our net income for the six months ended June 30, 2001 is the same, both before and after taxes.

      Our net loss per share for the six months ended June 30, 2002 was $0.004, based on 36,390,529 weighted average common shares outstanding for the six months. For the six months ended June 30, 2001, the net income per share was $0.005, based on 10,089,000 weighted average common shares outstanding.

Liquidity and Capital Resources

      On May 31, 2002, we sold our WLFIVA subsidiary to a corporation formed by our president, John Martin. The subsidiary had liabilities in excess of assets by approximately $200,000. In addition, the subsidiary’s business of operating retail weight loss stores was relatively capital intensive. It required maintaining sufficient inventory and required carrying accounts receivable and acquiring equipment for the various stores. Our new focus on only franchising requires less of a capital commitment than operating retail units. We do plan, however, to augment our cash through borrowings or the issuance of equity.

      As of June 30, 2002, we had cash in the amount of $27,363. We no longer carry inventory or are responsible for the collection of trade receivables.

      Our accounts payable at June 30, 2002 totaled approximately $47,000 and were primarily owed to our professional providers for legal, accounting and compliance services. We believe these creditors are flexible in their payment requirements. Our other payables, as of June 30, 2002, are mostly owed to shareholders and other related parties. We also have convertible debentures outstanding in the amount of $136,000. Of these debentures, approximately $50,000 of principal amount is held by related parties. We anticipate that the debentures and any accrued interest will be converted, at maturity, into common stock.

      Our office facilities and telephone requirements are presently being provided to us, without charge, by Ultimate Franchise Systems, Inc., the parent company of Sobik’s International Franchising, Inc., a shareholder of our corporation. We expect to pay rent for our office facilities and pay our own telephone expenses shortly after our franchising program becomes fully operational.

      In addition to franchising additional retail stores in Virginia and North Carolina, we plan to add new franchises and area developers in Florida. We also will attempt to convert existing weight loss chains as well as individual retail locations to the Weight Loss Forever system.

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

Ability to Continue as a Going Concern

      Our consolidated financial statements, which are a part of this Form 10-QSB, have been prepared assuming that we will continue as a going concern. We have incurred operating losses for the six months ended June 30, 2002. Additionally, there is a stockholders' deficit of $93,050 at June 30, 2002. These conditions raise substantial doubt about our ability to continue as a going concern without additional capital contributions and/or achieving profitable operations. Our management estimates it will need approximately $300,000 to adequately fund our operations and aggressively pursue franchising opportunities for the next 12 months. We plan to concentrate on entering into franchise and area development agreements for locations and territories in Florida. We believe that focusing on franchising will assist us in attaining profitable operations. We plan to sell equity or debt securities to meet our cash needs.

PART II

Item 1 - Legal Proceedings

       We are not subject to or aware of any pending litigation, legal proceedings or claims.

Item 2 - Changes in Securities

      In June 2002, we sold 12% one-year convertible debentures in the principal amount of $50,000 to Christon Mergers & Acquisitions LLC (“Christon”). Our directors, Christopher Swartz and Tony Cipparone are member-managers of Christon. The debentures are convertible at the same basis as our existing debentures, $0.04 per share for a total of 1,250,000 shares of common stock. The issuance of the debentures was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

      In June 2002, we issued 3,240,491 shares of common stock to Advanced Wellness Corporation (“AWC”) as part of an agreement converting five AWC weight loss clinics to Weight Loss Forever franchises and our acquisition of franchise rights and royalty revenue. In addition, Mr. Michael D’Apolito, an employee of AWC joined our board of directors. The shares were valued at $129,620 or $0.04 per share. The issuance of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

      As of June 30, 2002, we had 39,374,904 shares of our common stock outstanding.

Item 3 - Defaults upon Senior Securities

      Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

      Not applicable.

Item 5 - Other Information

      On June 26, 2002, Messrs. Tony Cipparone, Michael D’Apolito and Harold Kestenbaum were named to our board of directors.

Item 6 - Exhibits and Reports on Form 8-K

(a)

Exhibit 10.15 - Agreement effective May 31, 2002 for Transfer of Ownership of Weight Loss Forever International, Inc. (WLFI- VA).

Exhibit 99.1 - Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer of the Corporation. (The Company does not have a Chief Financial Officer.)

(b)	No reports on Form 8-K were filed during the three months ended June 30, 2002

SIGNATURES

      In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Weight Loss Forever International, Inc..

(Registrant)

By:	/s/ John Martin

John Martin President and Chairman of the Board

/s/ Christopher Swartz

Christopher Swartz Treasurer, Secretary and Director

Date:	August 19, 2002