Form 10KSB
period 2002-12-31
WEIGHT LOSS FOREVER INTERNATIONAL INC
filed 2003-05-05
CIK 1100080

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________
Commission file number 000-28733

WEIGHT LOSS FOREVER INTERNATIONAL, INC.
A Nevada Corporation	I.R.S. Employer Identification No. 88-0430607
300 International Parkway, Suite 100 Heathrow, FL 32746 (407)333-8998
Securities registered under Section 12(b) of the Exchange Act:
Title of each class: None	Name of each exchange on which registered: Not applicable

Securities registered under Section 12(g) of the Exchange Act:
Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Weight Loss Forever International, Inc. reported revenue of $60,452 for the fiscal year ended December 31, 2002.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the closing price of such stock ($0.15), as of April 25, 2003 was $3,436,582.

As of April 25, 2003, there were 49,752,837 shares of common stock of Weight Loss Forever International, Inc. outstanding.

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

Item 1 - Description of Business

Introduction

      Weight Loss Forever International, Inc. (sometimes referred to as "we", "us", the "Company" or "WLFI") is a franchisor of weight loss and nutrition retail clinics offering all-natural herbal dietary supplements.

Corporate Background

      Weight Loss Forever International, Inc. was incorporated in Nevada on May 9, 1996 under the name BNE Associates. The corporate name was changed in 1998 to Occidental Rand Corporation and again in September 1999 to youticket.com, inc. and again in April 2002 to Weight Loss Forever International, Inc. The Company had no business operations until June 30, 1999 when it acquired a wholesaler of tickets to Las Vegas shows. The Company offered ticketing and reservation services for entertainment, tours and travel for the Las Vegas market area but was unable to generate significant revenues from this business.

      As of September 30, 2001, youticket.com, inc. acquired, by reverse merger, Weight Loss Forever International, Inc. ("WLFI-VA";) which was incorporated in Virginia in 1995. In connection with the acquisition of WLFI-VA, the company then known as youticket.com, inc., sold its operating assets and changed its name to Weight Loss Forever International, Inc. Consequently, as Weight Loss Forever International, Inc., a Nevada corporation, we became the holding company for a wholly owned operating subsidiary of the same name, incorporated in Virginia.

Weight Loss Forever - VA

      Weight Loss Forever International (Virginia), Inc. was co-founded in 1995 by John Martin, the Company’s president for the purpose of operating and also franchising weight loss centers.  Mr. Martin and his co-founder Ken Raper had been involved in the weight loss industry since the mid-1960's, having owned various weight-loss franchises both individually and as partners. Mr. Martin and Mr. Raper then converted their existing weight loss centers in Virginia and North Carolina to Weight Loss Forever franchises. In 1997, Mr. Raper converted four weight loss centers that he had owned since 1979 in Richmond, Virginia to Weight Loss Forever franchises. In August 2000, WLFI VA acquired Mr. Raper's stock in WLFI VA and Mr. Raper continues as a Weight Loss Forever area developer for the Richmond and Tidewater areas in Virginia and as an owner-operator of nine centers pursuant to area development agreements.

Merger with youticket.com

      In July 2001, Sobik's International Franchising, Inc. (“Sobik's”) completed a merger whereby Sobik's acquired 100% of the outstanding common stock of WLFI VA. On September 30, 2001, Sobik's sold 100% of its interest in WLFI VA to youticket.com, inc., ("YTIX";) a publicly-traded corporation.

      In March 2002, YTIX changed its name to our present name, Weight Loss Forever International, Inc.

Sale of WLFI VA

    On May 31, 2002, we sold our wholly owned subsidiary, WLFI VA to a corporation owned by our company’s president, Mr. John Martin. Pursuant to that agreement, Mr. Martin became the area developer for Weight Loss Forever® for the states of Virginia and North Carolina and the owner of several franchises in those states. Pursuant to the terms of the sale, we retained all of the trademarks and intellectual property of the Weight Loss Forever system. Our disposition of WLFI VA changed our focus from an operator of retail locations to a franchise management company.

Acquisition of Assets of Advanced Wellness

     In June 2002, we acquired certain franchise contract and royalty rights and intellectual property from Advanced Wellness Corporation. As part of this transaction, the Advanced Wellness weight loss clinics, located in Florida became Weight Loss Forever® franchisees.

Acquisition of Beverly Hills Weight Loss & Wellness

      In October 2002, the Company acquired the assets of Beverly Hills Weight Loss & Wellness® from Charles Bolianites. The franchising assets include the rights to the names Beverly Hills Weight Loss & Wellness® and Roseglen Weight Loss and Wellness®; the rights to sell and service franchises; all existing contractual rights; and the ownership of intellectual property including trademarks, logos, copyrights and trade secrets.

Formation of Subsidiaries

      In June and October 2002, we formed two separate wholly owned subsidiary companies, Weight Loss Management, Inc. to franchise and service Weight Loss Forever® centers and Beverly Hills Franchising Corp. to franchise and service Beverly Hills Weight Loss & Wellness® clinics.

Business Operations

      We sell our proprietary Weight Loss Forever® and Beverly Hills Weight Loss & Wellness® system to the public through our franchised centers and clinics. Our proprietary systems consist of supplementing daily food intake with formulations of specialty herbs developed to produce a gradual but steady and persistent loss of body fat. Our proprietary products are manufactured, for us, to our specifications. We also sell food bars, shakes, cereals, puddings and soups that are high in protein. The products are privately labeled for us.  Our franchisees support clients in reaching weight loss goals not only through sale of products, but also through a computerized follow-up program providing weekly (and sometimes daily) personal support by telephone, fax, e-mail or in person at our centers and clinics. We believe that personal contact serves to reinforce the commitment to stay on the program, answers questions, and overcomes hurdles by providing first-hand information, experience, menu guidance, analysis of eating habits, and other tips for successful weight loss.

Location of Centers and Clinics

      The following table lists our centers and clinics as of December 31, 2002. Our centers and clinics are located in North Carolina, Virginia, Rhode Island, New Hampshire, Kentucky, Colorado and Florida.

Weight Loss Forever® Centers

North Carolina	Type	Individual Franchisee

Greensboro	Franchise	John Martin

Virginia

Charlottesville	Franchise	Regina Alpaugh
Harrisonburg	Franchise	Regina Alpaugh
Roanoke	Franchise	Regina Alpaugh
Lynchburg	Franchise	Regina Alpaugh
Fredericksburg	Franchise	Connie Phillips
Winchester	Franchise	Connie Philips
Richmond (East)	Franchise	Ken Raper
Richmond (West)	Franchise	Ken Raper
Richmond (South)	Franchise	Ken Raper
Colonial Heights	Franchise	Ken Raper
Virginia Beach	Franchise	Ken Raper
Chesapeake	Franchise	Ken Raper
Norfolk	Franchise	Ken Raper
Hampton	Franchise	Ken Raper

Florida

Stuart	Franchise	Stacy Thibodeau
Port St. Lucie	Franchise	Stacy Thibodeau
West Palm Beach	Franchise	Stacy Thibodeau
Boynton Beach	Franchise	Stacy Thibodeau
Palm Beach Gardens	Franchise	Stacy Thibodeau

Beverly Hills Weight Loss & Wellness® Clinics

North Carolina	Type	Individual Franchisee

Lexington	Franchise	Gail Blevins
Rocky Mount	Franchise	Kathy Fluno
High Point	Franchise	Cindy Breedlove
Salisbury	Franchise	Karen Hedrick
Mocksville	Franchise	Marisa Scarlett
Statesville	Franchise	Marisa Scarlett
Greensboro	Franchise	Marisa Scarlett
Winston-Salem	Franchise	Sandy Williams
Southern Pines	Franchise	Christina Sanford
Sanford	Franchise	Lisa Gaster

Virginia

Virginia Beach	Franchise	Beverly Turner
Virginia Beach	Franchise	Rita Soderholm
Chesapeake	Franchise	Beverly Turner
Chesapeake	Franchise	Beverly Turner

Kentucky

Madisonville	Franchise	Candy Phillips

Rhode Island

Cranston	Franchise	B J Quillen
Cumberland	Franchise	B J Quillen
Portsmouth	Franchise	B J Quillen
East Providence	Franchise	BJ Quillen

New Hampshire

Manchester	Franchise	Chuck Bolianites

Colorado

Littleton	Franchise	Peter Cukale

Company-owned Centers and Clinics

      We are now strictly a franchise management company. We do not expect to open company-owned centers or clinics. We may, however acquire units from franchisees with the intent to re-franchise to a suitable franchise candidate. We may also consider entering into partnership or joint venture agreements.

Franchised Centers and Clinics

      We franchise the right to own and operate retail centers and clinics which sell approved weight loss and nutrition products and provide related consulting services. At present our franchises are being offered for a 10-year term.

     As of December 31, 2002, we franchised 20 Weight Loss Forever® centers and 21 Beverly Hills Weight Loss & Wellness® clinics.

    We have updated our Uniform Franchise Offering Circulars for both Weight Loss Forever® and Beverly Hills Weight Loss & Wellness® and are presently offering franchises for both concepts.

    We are concentrating on offering franchises to individuals in areas where we already have a presence. In areas of the country where we do not have existing locations, we are seeking multi-unit franchisees.

    We are presently reviewing the overlap of our two concepts in certain areas and we are considering various options to distinguish and differentiate Weight Loss Forever® and Beverly Hills Weight Loss & Wellness®. In certain areas, we may convert certain centers to the Beverly Hills® program or to the Weight Loss Forever® system.

Franchise Pricing

    Our franchise requires an initial non-refundable franchise fee of $20,000 which is payable to us upon execution of the franchise agreement. Lump sum payments to third parties must be made for leasehold improvements, equipment, and standard signage. Additional costs to the franchisee include travel and accommodations for training; security deposits, permits and utility costs; incorporation and other legal fees; opening inventory and local advertising for the first three months. The initial investment is generally under $100,000.

Franchise Agreement

    Our franchise agreement provides for fees including:

Royalties - Six percent of gross sales is payable weekly, based upon gross sales of the prior week.

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

Training - The franchisee must attend and complete our initial training programs prior to opening for business and any additional training programs we may require. Our initial training program covers forming a legal entity, selection and lease negotiation for location, store layout, computer requirements, signage, insurance, inventory, advertising,  media research, payroll and accounting, recruiting and training store personnel,  forms, legal responsibilities, interviewing, marketing, counseling guidelines, product knowledge and operationa1 policies. Upon opening, our employee remains at the center or clinic for approximately one week to assist with the opening and to provide additional on-site training.

Operations - Each center or clinic must operate exclusively to sell Weight Loss Forever® and/or Beverly Hills Weight Loss & Wellness® products and services. The franchisee agrees to maintain appropriate supplies and inventory.

Condition and Appearance - The franchisee must maintain the center or clinic in the highest degree of sanitation, repair and condition as we may require, and must refurbish the store as needed. The franchisee must permit us to conduct inspections and must immediately correct deficiencies detected during our inspections.

Purchase of Products - The franchisee must purchase all products, supplies and other materials required for the operation of the business solely from approved suppliers.

Renewal - Franchises are renewable for additional periods, subject to the conditions specified in the Franchise Agreement which must be met prior to renewal.

Competition

      The weight loss business is highly competitive and we compete against a large number of companies, many of which are better known and have substantially greater financial resources than we do. Our principal direct competitors are national chains such as Weight Watchers International, and Jenny Craig, Inc. Weight Watchers had revenues of more than $800 million in 2002 and we estimate that Jenny Craig had revenues of more than $300 million in the same period. We also compete with regional and local weight loss businesses.

      We also compete against other companies such as Herbalife International, Inc. and Metabolife International, Inc. that sell herbal weight loss regimens. Our competition also includes doctors, nutritionists, herbalists, dieticians, pharmacists, and pharmaceutical companies that offer weight control help by means of medication, herbs, diets, exercise, and weight loss drugs. In addition, new and different products or methods of weight control are continually being introduced. We believe that we compete on the basis of the effectiveness of our system, our competitive pricing, the quality of our products, and the marketing and management skills of our management and franchisees.

Supply Arrangements

      Our proprietary products are manufactured for us, to our specifications, by several laboratories. Although most of our herbal dietary supplement products are produced for us by several suppliers, we have not entered into a formal supply contract with them and consequently they could sell such products to other parties and could stop or limit their sales to us.  If our current arrangements are discontinued, we could engage other companies to manufacture our products for us, although there would probably be a time delay in production. There can be no assurance that our operations would not be adversely affected until we were able to obtain an alternate source of supply.

      In addition to product development, our manufacturers monitor quality control, product labeling and compliance issues with the Food and Drug Administration and monitor state laws affecting the labeling and sale of herbs and food supplements and keep us apprised of changes in regulations that might require changes in any products, labels, advertising, or any other area of marketing.

Governmental Regulation

      Our current and future locations are, and will continue, to be subject to state and local laws and regulations governing health, sanitation and safety and the sale of dietary supplements. The processing, formulation, packaging, labeling and advertising of our products may be subject to regulation by the Food and Drug Administration, the Federal Trade Commission, the Consumer Product Safety Commission, the U.S. Department of Agriculture among others, including state and local agencies. The Food and Drug Administration, in particular, regulates the advertising, labeling and sales of vitamin and mineral supplements if it believes they are drugs, or food additives rather than diet supplements. The selection of new locations is affected by federal, state and local zoning laws. Difficulties in obtaining necessary licenses or permits could cause delays in new openings. Our relations with our franchisees will be governed by state laws, which regulate substantive aspects of the franchisor-franchisee relationship. Current and proposed franchise laws limit, among other things, the duration and scope of non-competition provisions; the ability of a franchisor to terminate or refuse to renew a franchise and the ability of a franchisor to designate sources of supply. Our operations are also subject to federal and state laws governing such matters as wages, working conditions, citizenship requirements and health insurance.

Possible Side Effects of Dietary Supplements

      Some dietary supplements can cause side effects. For example, valerian root, a supplement component in our nighttime formulation, may cause heart palpitations and sleeplessness. Another component, kava kava, may cause gastrointestinal disturbances and temporary skin, hair and nail discoloration. We do not carry any products containing ephedra. There can be no assurances that other supplement components do not have side effects of varying severity.

Intellectual Property

      We have registered various trademarks and logos for "Weight Loss Forever"; and “Beverly Hills Weight Loss and Wellness” with the U. S. Patent and Trademark Office.

      We rely on trade secrets and proprietary knowledge with respect to our product formulations and consulting advice. Persons who have access to confidential information must sign a non-disclosure agreement. There can be no assurance that our trade secrets will not become known or be independently developed by competitors.

Employees

      We have four employees.  We utilize independent contractors, consultants, and other personnel from time to time to assist in developing, and promoting our products and franchises.

Item 2 - Description of Property

      Our executive offices are located at 300 International Parkway, Suite #100, Heathrow, Florida 32746 and our telephone number is (407) 333-8998. Office facilities have been provided to us, without charge, by our shareholder, Ultimate Franchise Systems, Inc. This arrangement is not covered by a lease. Our company may be required to pay rent in the future. We believe that the current offices are adequate to meet our needs into the near future.

Item 3 - Legal Proceedings

      We are not subject to or aware of any material pending litigation, legal proceedings or claims.

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

Quarter ending	High	Low

March 31, 2001	$ 0.10	$ 0.01
June 30, 2001 (April 1, 2001 to June 4, 2001)	0.03	0.01
Post 1-for-30 Reverse Split
(June 5, 2001 to June 30, 2001)	0.21	0.06
September 30, 2001	0.12	0.06
December 31, 2001	0.20	0.05

Quarter ending	High	Low

March 31, 2002	$ 0.30	$ 0.09
June 30, 2002	0.41	0.10
September 30, 2002	0.36	0.09
December 30, 2002	0.19	0.04

Quarter ending	High	Low

March 31, 2003	$ 0.43	$ 0.08

Stockholders

      As of April 25, 2003, we had approximately 277 stockholders.

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

Recent Sales of Unregistered Securities

Common Stock

      As partial consideration for our acquisition of the assets of the Beverly Hills Weight Loss & Wellness system, on October 30, 2002, we issued 6,000,000 shares of our common stock to Bolianites Enterprises, LLC and 200,000 shares to Angela Enterprises, Inc. for a total of 6,200,000 shares. Both entities are owned by Charles Bolianites III. Mr. Bolianites is currently a member of our board of directors. The shares were valued at $620,000 or $0.10 per share, which approximated market value at the time of issuance.

      As of December 31, 2002, we recorded 375,000 shares of stock which were issued to Corporate Service Providers for investor relations consulting services. The shares were valued at $22,500, or $0.06 per share, which was the approximate market value at the time the services were rendered.

      On December 31, 2002, we recorded the issuance of 339,884 shares of common stock to CLD Corporate Relations, Inc.; 339,884 to Grant Alexander Fund, Inc. and 339,884 to Blaine Douglas Capital, Inc. The shares were issued pursuant to the extension of an investor relations consulting agreement with CLD Corporate Relations, Inc. These shares were issued for services for the months of October, November and December 2002 and total 1,019,652 shares and were valued at $101,965, or $0.10 per share, which approximated the market value at the time of issuances.

      As of December 31, 2002, we issued 1,250,000 shares of common stock to Christon Mergers & Acquisitions, LLC in conversion of $50,000 of principal amount of debentures at the conversion price of $0.04 per share. We also issued 75,000 additional shares as payment for accrued interest of $3,000 for interest at 12% for six months.

      The above shares were all issued in private transactions pursuant to Section 4(2) of the Securities Act of 1933.

      As of December 31, 2002, we had 47,613,533 shares of common stock outstanding.

Item 6 - Management's Discussion and Analysis and Plan of Operation

General

Results of Operations

      The following discussion and analysis provides information our management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with the financial statements and footnotes that appear elsewhere in this report.

      The results of operations are:

      Revenues – On May 31, 2002, we disposed of our operating subsidiary, WLFI VA, and discontinued the operation of weight loss retail locations. We repositioned our firm to operate as a franchise management company with revenues to be generated primarily from franchise fees from the sale of franchises, royalties and product rebates.

      Our consolidated statement of operations for the year ended December 31, 2002, reports revenues, only from continuing operations, which totaled $60,452. The revenues consisted of franchise royalties of $33,461; franchise fees of $10,000 and product rebates of $16,991. In the year 2001, there were no revenues from continuing operations. The revenue previously reported, i.e., sales from discontinued operations, of $1,324,073, is no longer meaningful for comparison purposes.

       Cost of Goods Sold -  Since our operation no longer is involved in the sale of products or direct services, we no longer categorize “cost of goods sold” in our financial statements.

       Expenses -  General and administrative expenses for the year ended December 31, 2002 were $236,614 which was a decrease of $178,165 or 43%, compared to the expenses of $414,779 in the prior year. Included in “General and Administrative” expenses is $124,466 in consulting expenses for investor relations paid for in stock in place of cash. In 2001, the total for similar consulting expenses was $244,296 or $119,830 more than in the current year. The balance of general and administrative expenses for 2002 were expenses for professional services including legal, auditing and accounting expenses and other services such as transfer agency fees and other related expenses. Also included in “General and Administrative” are the expenses for the six- week period from October 20, 2002, the date of acquisition, through the year-end, related to the operations of the Beverly Hills Weight Loss & Wellness system. Included in the expenses for that period are personnel costs. The expenses, as previously reported, in 2001 included $1,019,584 which is no longer comparable as it applied to discontinued operations.

        Interest Expense – Our total interest expense for the year ended December 31, 2002 was $20,600 which was made up of interest on our convertible debentures of $17,100, of which $3,000 was paid with our common stock, and interest in connection with the acquisition of the Beverly Hills Weight Loss & Wellness assets of $3,500. Interest expense recorded in 2001 is no longer comparable in that it relates to discontinued operations and is included in the 2001 year loss on discontinued operations.

        Loss on Discontinued Operations – Prior to our disposition of our former operations, we incurred losses from these operations during the five months ended on May 31, 2002 which totaled $88,150. In 2001, the now discontinued operations were responsible for losses for the year of $25,875.

        Gain on Disposition of Subsidiary – We sold our subsidiary WLFI VA as of May 31, 2002. This transaction resulted in a gain on disposition of $208,602. The gain came about primarily from the elimination of the liabilities of WLFI VA from our consolidated balance sheet.

        Losses -  Our net loss, before taxes, for the year ended December 31, 2002 was $76,310 compared to a net loss of $440,654 in the year ended December 31, 2001. The net loss was made up of: loss from continuing operations – $196,762; loss from discontinued operations - $88,150; and gain on disposition of subsidiary - $208,602. The 2001 net loss consisted of loss from continuing operations - $414,779 and loss from discontinued operations - $25,875. Although, we have significant net operating loss tax carryforwards, we have decided not to reduce our net losses for the years 2002 and 2001, by any tax benefit and, therefore, our net losses are the same, both before and after taxes.

        Loss per Share - Our loss per share for the year ended December 31, 2002 was $0.002 based on 38,966,152 weighted average common shares outstanding for the year. The total net loss per share consists of: loss from continuing operations of $0.005; loss per share from discontinued operations of $0.002 less gain per share on disposition of subsidiary of $0.005.

        For the year ended December 31, 2001, the loss per share was $0.027, based on 16,155,242 weighted average common shares outstanding for the year.  The loss per share in 2001 was made up of loss from continuing operations – $0.025 and loss from discontinued operations – $0.002.

Liquidity and Capital Resources

      As of December 31, 2002, we had cash in the amount of $21,951 which is an increase from the cash of $1,170 we had at December 31, 2001.

      The sale of our WLFI VA subsidiary significantly reduced our current liabilities. As of December 31, 2002, our current liabilities were $197,905 which was a reduction of $324,422 or 61% from the $522,327 of current liabilities as of December 31, 2001. Although we still had a working capital deficit as of December 31, 2002, it was reduced by $144,191 or 46.6 % to $165,084 from $309,275 at the prior year end.

      We have not generated cash flow from our operations. In fact, our operating activities consumed $194,098 for the year ended December 31, 2002 and $270,916 for the year ended December 31, 2001.

      We intend to meet our cash needs over the next 12 months through the sale of securities in either public or private offerings, or from the proceeds of the exercise of our outstanding warrants. There is no assurance that we will be able to sell additional securities or that our warrants will be exercised.

      Capital Expenditures – The change in our business from an operator of weight loss retail locations to a franchise management company has reduced the need for capital for fixed assets and inventory but it has, however, increased the need for operating capital as we increase the number of franchise locations that we must service.

Ability to Continue as a Going Concern

      Our financial statements, which are a part of this Form 10-KSB, have been prepared assuming that we will continue as a going concern. In the last two years, we have incurred losses of $76,310 in 2002 and $440,654 in 2001 for a total of $516,964 and consequently our liquidity has been adversely affected. Although our stockholders’ equity has increased in 2002 by $864,316, from stockholders’ deficit of $ 273,102 to positive stockholders’ equity of $591,214, we still have a working capital deficit of $165,084 at December 31, 2002. Our management estimates it will need approximately $300,000 to fund our operations for the next 12 months. We plan to seek further equity funding to allow us to meet our cash needs. We believe that our plan to concentrate on pursuing multi-unit franchise agreements in Florida, North Carolina, Colorado and New England and developing international business relationships will assist us in attaining profitable operations.

Item 7 - Financial Statements

      Our financial statements and the related notes are set forth beginning at page F-1 attached hereto.

Item 8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Effective March 28, 2002, we dismissed James E. Scheifley & Associates, P.C. ("Scheifley";) as our independent public accountants and, effective March 28, 2002, engaged the accounting firm of Parks, Tschopp, Whitcomb & Orr, P.A. ("PTW & O";) as our independent public accountants. The decision to change our accounting firm was approved by our board of directors. Prior to the engagement of PTW& O, neither we nor anyone on our behalf consulted with such firm regarding the application of accounting principles or type of audit opinion that might be rendered on our financial statements.

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

Name	Age	Positions

John Martin	60	Chairman of the Board and President
Christopher Swartz	32	Director, Secretary and Treasurer
Harold Kestenbaum	53	Director
Michael D’Apolito	50	Director
Charles Bolianites III	50	Director

      John Martin has been our president since December 4, 2001 and chairman of our board of directors since March 18, 2002. Mr. Martin is the founder, and, for more than the last five years, president, of our former subsidiary, Weight Loss Forever International, (Virginia) Inc.

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

      Michael D’Apolito has been a member of our board of directors since June 2002. He has been president of American Home Trust Corporation, a real estate investment company, for the past five years. He is also been a member of the board of directors of Advanced Wellness Corp., which is now a Weight Loss Forever franchisee.

      Harold L Kestenbaum became a member of our board of directors in June 2002. He has been a practicing attorney in New York, specializing in franchise law, for more than the past five years.  He has been a director of Sbarro, Inc. since 1985 and is also a director of Rezconnect Technologies, Inc. and Ultimate Franchise Systems, Inc.

      Charles Bolianites III joined our board of directors, upon our acquisition of the Beverly Hills Weight Loss & Wellness system, in November 2002. Since September 2002, he has been employed as a management consultant for Cedar Road Consulting and for his own firm, Bolianites Enterprises, LLC. From January 2001 until October 2002, he was the owner and president of the corporations that owned the Beverly Hills Weight Loss & Wellness system. From May 2000 until January 2001, he was operations manager for HealthStyle USA, Inc., a supplier of herbal supplements. Prior to that, he was operations manager for Sunburst/ABC Beverage Corp.

Committees

      Our board of directors has an audit committee to review our internal accounting procedures and to consult with and review the services provided by our independent accountants, although they have not adopted a formal charter. The directors that will serve on the audit committee have not yet been appointed but are expected to during the current fiscal year. There are no other committees at this time.

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

      To our knowledge, Mr. Martin, Mr. Swartz and Mr. Bolianites have not completed the required filings. Certain of the delinquencies arise from transactions involving our recent acquisitions. All of our directors are being notified of the requirements and we expect the necessary filings to be brought current in the near future.

Item 10 - Executive Compensation

      We have not paid any salaries to Mr. John Martin and Mr. Christopher Swartz for their services as officers or directors. We also have not issued options to them as compensation for their services.

Summary Compensation Table

      The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended December 31, 2000, 2001 and 2002. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

Summary Compensation Table
					Long Term Compensation

		Annual Compensation			Awards		Payouts

Name and principal position	Year	Salary ($)	Bonus ($)	Other annual compensation	Restricted stock awards ($)	Securities underlying options SARS (#)	LTIP payouts ($)	All other compensation

John Martin (1) President	2000	20,000	-0-	-0-	-0-	-0-	-0-	-0-
	2001	12,000	-0-	-0-	-0-	-0-	-0-	-0-
	2002	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Christopher Swartz (2) Secretary, Treasurer	2001	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2002	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Jeffrey M. Harvey (3) President Director	2000	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2001	19,385	-0-	12,000	-0-	-0-	-0-	-0-

Byron Rambo (4) Director	2000	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2001	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Maria Burkholder (5) Secretary, Treasurer			-0-	-0-	-0-	-0-	-0-	-0-
	2000	42,695	-0-	-0-	-0-	100,000	-0-	-0-
	2001	31,314	-0-	-0-	-0-	-0-	-0-	-0-

Leanna Sidhu (6) Chairperson, President	2000	36,000	-0-	-0-	-0-	390,000	-0-	-0-

Virginia Thompson (7) Director	2000	-0-	-0-	-0-	-0-	150,000	-0-	-0-
	2001	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Alexander Williams (8)(9) Director	2000	-0-	-0-	-0-	-0-	100,000	-0-	-0-
	2001	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Harold Kestenbaum Director	2002	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Michael D’Apolito Director	2002	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Charles Bolianites (10) Director	2002	-0-	-0-	8,065	-0-	-0-	-0-	-0-

(1)  Mr. Martin's compensation was paid by WLFI VA prior to the reverse merger of September 30, 2001. He was elected as our president on December 4, 2001. His appointment as our director became effective March 18, 2002.
(2)  Mr. Swartz was elected as our secretary and treasurer on December 4, 2001. His appointment as a director became effective March 18, 2002.
(3)  Mr. Harvey resigned as an officer, director and employee of the Company effective September 30, 2001.
(4)  Mr. Rambo resigned as a director of the Company on June 4, 2001.
(5)  Ms. Burkholder resigned as an officer and director of the Company effective September 4, 2001.
(6)  Ms. Sidhu resigned as an officer, director, and employee of the Company effective August 2000.
(7)  Ms. Thompson resigned as a director of the Company in 2001.
(8)  Mr. Williams resigned as a director of the Company effective June 4, 2001.
(9) At the time Mr. Williams resigned, his 100,000 options were not vested and therefore expired.
(10) Mr. Boliantes received $8,065 pursuant to a consulting agreement. For accounting purposes, we treat the payments to Mr. Bolianites as principal reductions plus imputed interest payments on a contract payable for the acquisition of the Beverly Hills Weight Loss & Wellness System.

      There were no options granted or exercised in the year ended December 31, 2002.

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

Item 11 - Security Ownership of Certain Beneficial Owners and Management

      Our authorized capital stock consists of 100,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share.

      As of April 25, 2003, there were 49,752,837 shares of our common stock issued and outstanding. Some of these shares have not been physically issued by the transfer agent but since they are required to be issued they have been treated as having been issued.  None of our preferred stock has been issued.

      The following table presents certain information regarding beneficial ownership of our common stock as of April 25, 2003, by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each of our directors, (iii) each named executive officer and (iv) all directors and executive officers as a group. Unless otherwise indicated, each person in the table has sole voting and investment power as to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Shares Owned		Percentage of Class(1)

Common Stock	John Martin 300 International Parkway Heathrow, FL 32746	5,653,656		11.4%
	Officer and Director

Common Stock	Christopher Swartz (2) (3) 300 International Parkway Heathrow, FL 32746	3,741,268	(2)(4)	7.5
	Officer and Director

Common Stock	Sobik's International Franchising Inc.(2) 300 International Parkway Heathrow, FL 32746	2,997,368		6.0
	Shareholder

Common Stock	Ultimate Franchise Systems, Inc.(2) 300 International Parkway Heathrow, FL 32746	6,000,000		12.1
	Shareholder

Common Stock	Michael D’Apolito 300 International Parkway Heathrow, FL 32746	-0-		-
	Director

Common Stock	Harold Kestenbaum EAB Plaza Uniondale, NY 11566	-0-		-
	Director

Common Stock	Charles Bolianites III 92 Magnum Drive Gilford, NH 03249	6,200,000	(5)	12.5
	Director

Common Stock	Anthony Cipparone 300 International Parkway Heathrow, FL 32746	2,612,231	(3)(4)	5.3
	Shareholder and Former Director

Common Stock	Roy Meadows 207 Jasmine Lane Longwood, Florida	4,409,778		8.9
	Shareholder

Common Stock	Byron Rambo 665-1 West Fulton Street Sanford, FL 32771	4,306,942	(6)	8.1
	Shareholder and Former Director

Common Stock	Stacy Thibodeau 3340 SE Federal Highway #205 Stuart, FL 34997	3,204,000	(7)	6.4
	Shareholder

Common Stock	Officers and directors -5- as a group	15,594,924		31.3%

(1) Based on 49,752,837 shares outstanding.

(2) Mr. Christopher Swartz is President of Sobik's International Franchising, Inc. and its parent company, Ultimate Franchise Systems, Inc.

(3) Consists of shares owned by Christon Mergers & Acquisitions, LLC - 2,612,231 and Mahar Partnership, LLC – 1,129,037. Does not include shares owned by Ultimate Franchise Systems, Inc. and Sobik’s International Franchising, Inc.

(4) Consists of shares owned by Christon Mergers & Acquisitions, LLC. Mr. Cipparone and Mr. Swartz each own 50% of the members’ interests of this company and are each managing members of the entity.  These shares have been included twice, once as part of the total of shares beneficially owned by Mr. Swartz and once as the shares owned by Mr. Cipparone.

(5) Consists of 6,000,000 shares owned by Bolianites Enterprises, LLC and 200,000 shares owned by Angela Enterprises, Inc.

(6) In addition to 128,734 shares directly owned, includes 779,768 owned by corporations controlled by Mr. Rambo, i.e. 100,000 - Bizquick Solutions Inc. and 679,768 - CLD Corporate Relations, Inc. and 3,398,440 shares which may be currently acquired by CLD Corporate Relations, Inc through the exercise of warrants any time prior to various expiration dates between June 30, 2003 and March 31, 2004. Mr. Rambo was a member of our board of directors until June 2001.

(7) Consists of shares owned by ST Ventures LLC, a firm owned by Ms. Thibodeau. She is the president of Advanced Wellness Corp., which is a Weight Loss Forever franchisee.

      We believe that the beneficial owners of securities listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of stock subject to options or warrants, currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

Item 12 - Certain Relationships and Related Transactions

      In July 2001, Sobik's International Franchising, Inc. ("Sobik's") completed a merger whereby Sobik's acquired 100% of the outstanding common stock of Weight Loss Forever International, Inc., ("WLFI VA") a Virginia corporation, in exchange for 1,854,200 shares of Sobik's common stock. As of September 30, 2001, we issued 26,004,716 shares of our common stock to Sobik's and its assignees, pursuant to the terms of a Reorganization and Stock Purchase Agreement. Our shares of common stock were issued to Sobik's in exchange for all of the outstanding shares of WLFI VA. Upon completion of the transaction, Sobik's instructed that 15,878,311 shares of our common stock received in the transaction be assigned to the former shareholders of WLFI VA in exchange for the 1,854,200 shares of Sobik's these shareholders originally received in July 2001. Sobik's retained 2,997,368 shares and set aside the balance of 7,129,039 shares with an escrow agent to be allocated later to parties responsible for the consummation of the transaction. In December 2002, 6,000,000 of the escrowed shares were issued to Ultimate Franchise Systems, Inc. and 1,129,039 shares were issued to Mahar Partnership, LLC, an entity partially owned by Mr. Christopher Swartz, our treasurer, secretary and director. Mr. Swartz is also chairman and chief executive officer of Sobik's and president, chairman and chief executive officer of Ultimate Franchise Systems, Inc., which is the parent company of Sobik's.

      In connection with our reverse merger, on September 30, 2001 we sold all of the youticket.com operating assets and intellectual property of our former business to an acquirer that assumed all of our liabilities as of September 30, 2001, except for our convertible debentures in the amount $101,000.

      At December 31, 2002, we had balances due from affiliates amounting to $100 and we had received advances from certain related parties in the total amount of $68,600. The advances are due on demand and are non-interest bearing.

      On May 31, 2002, we sold our wholly owned subsidiary, WLFI VA to a corporation owned by our company’s president, Mr. John Martin. Pursuant to that agreement, Mr. Martin became area developer for Weight Loss Forever for the states of Virginia and North Carolina and the owner of several franchises in those states.

      In June 2002, Christon Mergers & Acquisitions, LLC, a firm, which was owned by two directors of our company, Mr. Swartz and Mr. Cipparone, acquired $50,000 of our convertible debentures. As of December 31, 2002, the debentures, together with accrued interest, were converted into shares of our common stock.

      In June 2002, we acquired certain franchise contract and royalty rights from Advanced Wellness Corporation After that acquisition, an employee of Advanced Wellness Corp., Mr. Michael D’Apolito joined our board of directors.

      In October 2002, we acquired the assets of Beverly Hills Weight Loss & Wellness from Charles Bolianites. Upon completion of the acquisition, Mr. Bolianites, became a member of our board of directors. As part of the acquisition, the Company entered into a consulting agreement whereby Mr. Bolianites is scheduled to receive $6,250 per month for 60 months. (See Consulting Agreement- Note 5)

Item 13 - Exhibits and Reports on Form 8-K.

(a)	Exhibit	Description

	3.1(a)	Articles of Incorporation*
	3.1(b)	Amendments of Articles of Incorporation dated November 1998 and August 1999*
	3.1(c)	Amendment of Articles of Incorporation dated March, 2002**
	3.2	Bylaws*
	21.1	List of Subsidiaries
	99.1	Certification of Principal Executive Officer
	99.2	Certification of Principal Financial Officer
	*	incorporated by reference to our Form 10-SB/12-G filed December 30, 1999
	**	incorporated by reference to our DEF-14C Appendix A filed March 1, 2002
(b)	Report on Form 8-K/A was filed on:
November 8, 2002 regarding Change of Control September 30, 2001.
Report on Form 8-K was filed on:
November 8, 2002 regarding Acquisition of certain
Beverly Hills Weight Loss & Wellness assets and Resignation of
Director and Addition of Replacement Director to Board.

ITEM 14 - CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

      Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with participation of our management, including the Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Chief Executive Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting members of the management to material information relating to the Company required to be included in our periodic SEC filings.

(b) Changes in internal controls.

      No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Weight Loss Forever International, Inc.

(Registrant)

By:	/s/ John Martin

John Martin President and Chief Executive Officer

Date:	5/5/2003

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ John Martin

John Martin President, Chief Executive Officer and Director
Date:	5/2/2002

By:	/s/ Christopher Swartz

Christopher Swartz Secretary, Treasurer and Director
Date:	5/5/2003

By:	/s/ Michael D’Apolito

Michael D’Apolito Director
Date:	5/5/2003

By:	/s/ Harold Kestenbaum

Harold Kestenbaum Director
Date:	5/5/2003

By:	/s/ Charles Bolianites III

Charles Bolianites III Director
Date:	5/5/2003

WEIGHT LOSS FOREVER INTERNATIONAL, INC.

Index to Financial Statements

Independent Auditors' Report

The Shareholders and Board of Directors
Weight Loss Forever International, Inc.:

We have audited the accompanying consolidated balance sheets of Weight Loss Forever International, Inc., a Nevada corporation, and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the companies as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 11 to the financial statements, the Company has experienced net losses of $76,310 and $440,654 for the years ended December 31, 2002 and 2001, respectively. At December 31, 2002, the Company continues to experience a working capital deficit. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in note 11. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

May 5, 2003

/s/ Parks, Tschopp, Whitcomb & Orr, P.A.

Parks, Tschopp, Whitcomb & Orr, P.A. Maitland, Florida

WEIGHT LOSS FOREVER INTERNATIONAL, INC.

Consolidated Balance Sheets

December 31, 2002 and December 31, 2001

Assets

	December 31, 2002	December 31, 2001

Current assets:
Cash and cash equivalents	$21,951	$1,170
Accounts receivable:
Trade	-	55,713
Royalties and Rebates (note 1)	10,770	45,515
Due from affiliates (note 6)	100	60,402
Inventories (note 1)	-	45,027
Prepaid expenses and other current assets	-	5,225

Total current assets	32,821	213,052

Property and equipment, at cost, net of accumulated
depreciation and amortization	-	78,269

Other assets:
Franchise contract rights (note 7)	1,063,760	-
Goodwill, net of accumulated amortization of $16,748 (note 3)	-	49,439
Other	-	9,465

	$1,096,581	$350,225

		(Continued)

See accompanying notes to consolidated financial statements

F-3

WEIGHT LOSS FOREVER INTERNATIONAL, INC.

Consolidated Balance Sheets (Continued)

December 31, 2002 and December 31, 2001

Liabilities and Stockholders' Equity

	December 31, 2002	December 31, 2001

Current liabilities:
Accounts payable and accrued expenses	$41,501	$302,042
Due to related parties (note 10)	68,600	142,296
Line of credit	-	77,989
Loans payable	30,600	-
Contract payable-Current portion (note 5)	57,204	-

Total current liabilities	197,905	522,327

Contract payable (note 5)	221,462	-

Convertible debentures (note 6)	86,000	101,000

Stockholders' equity (deficit): (note 4)
Preferred stock - $0.0001 par value, authorized
10,000,000 shares, none issued and outstanding	-	-
Common stock - $0.0001 par value, authorized
100,000,000 shares; issued and outstanding 47,613,533 at December 31, 2002 and 35,114,881 at December 31, 2001	4,761	3,511
Additional paid-in capital	1,333,712	394,336
Accumulated deficit	(747,259)	(670,949)

Total stockholders' equity (deficit)	591,214	(273,102)

	$1,096,581	$350,225

See accompanying notes to consolidated financial statements

F-4

WEIGHT LOSS FOREVER INTERNATIONAL, INC.

Consolidated Statements of Operations

	Year ended
	December 31, 2002	December 31, 2001

Revenue	$60,452	$-
General and administrative expenses	236,614	414,779

Loss from continuing operations before interest expense	(176,162)	(414,779)
Interest expense	20,600	-

Loss from continuing operations	(196,762)	(414,779)
Loss from discontinued operations	(88,150)	(25,875)
Gain on disposition of subsidiary	208,602	-

Loss before income taxes	(76,310)	(440,654)
Income taxes	-	-

Net loss	$(76,310)	$(440,654)

Basic and diluted income (loss) per share:
Loss from continuing operations	$(0.005)	$(0.025)
Loss from discontinued operations	(0.002)	(0.002)
Gain on disposition of subsidiary	0.005	-

Net loss per share	$(0.002)	$(0.027)

Weighted average number of shares	38,966,152	16,155,242

See accompanying notes to consolidated financial statements

F-5

WEIGHT LOSS FOREVER INTERNATIONAL, INC.

Consolidated Statements of Stockholders' Equity

Years ended December 31, 2002 and 2001

			Additional
	Common Stock		Paid-in	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock

Balances, December 31, 2000	9,972,000	$ 75,000	-	(230,295)	(42,282)

Issuance of common stock	332,200	77,400	-	-	-
Shares issued to reflect recapitalization for reverse acquisition	26,004,716	2,600	(2,600)	-	-
Impact of reverse acquisition and change in par value	(3,803,021)	(151,750)	8,468	-	42,282
Issuance of stock purchase warrants	-	-	144,433	-	-
Issuance of stock for services	2,608,986	261	244,035	-	-
Net loss	-	-	-	(440,654)	-

Balances, December 31, 2001	35,114,881	3,511	394,336	(670,949)	-

Issuance of stock for services	1,394,652	140	124,326		-
Issuance of stock for acquisition of Advanced Wellness franchise rights	3,204,000	320	127,840		-
Issuance of stock for acquisition of Beverly Hills Weight Loss & Wellness franchise rights	6,200,000	620	619,380		-
Issuance of stock for conversion of debentures	1,625,000	162	64,838		-
Issuance of stock for interest on debentures	75,000	8	2,992		-
Net Loss				(76,310)	-

Balances, December 31, 2002	47,613,533	$ 4,761	1,333,712	$ (747,259)	-

See accompanying notes to consolidated financial statements

F-6

WEIGHT LOSS FOREVER INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

Years ended December 31, 2002 and 2001

	2002	2001

Cash flows from operating activities:
Net loss	$(76,310)	$(440,654)
Adjustments to reconcile net loss to net cash
used in operations:
Depreciation and amortization	6,052	27,462
Common stock issued for services and interest	127,466	244,296
Stock purchase warrants issued for services		144,433
Loss from discontinued operations	88,150
Gain on disposition of property and equipment	(208,602)	(69,440)
Changes in operating assets and liabilities
Due from affiliates	60,302	(55,202)
Accounts receivable	90,458	(31,391)
Inventories	45,027	53,032
Prepaid expenses and other assets	7,596	2,915
Accounts payable and accrued expenses	(260,541)	(3,943)
Due to related parties	(73,696)	(142,824)

Net cash used in operating activities	(194,098)	(270,916)

Cash flows from investing activities:
Proceeds from disposition of property and equipment	208,602	200,410

Net cash provided by investing activities	208,602	200,410

		(Continued)

See accompanying notes to consolidated financial statements

F-7

WEIGHT LOSS FOREVER INTERNATIONAL, INC.

Consolidated Statements of Cash Flows (Continued)

Years ended December 31, 2002 and 2001

	2002	2001

Cash flows from financing activities:
Proceeds from issuance of common stock	$-	77,400
Proceeds from loans payable	30,600
Proceeds from related parties	10,000
Proceeds from issuance of debentures-related parties	50,000
Principal payments on note payable		(25,831)
Principal payments on line of credit	(77,989)	(2,011)
Payment on contract payable	(6,334)	-

Net cash provided by financing activities	6,277	49,558

Change in cash and cash equivalents	20,781	(20,948)

Cash and cash equivalents - beginning of year	1,170	22,118

Cash and cash equivalents - end of year	21,951	$1,170

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$-	$22,036

Cash paid during the year for income taxes	-	-

See accompanying notes to consolidated financial statements

F-8

WEIGHT LOSS FOREVER INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

(1)   Summary of Significant Policies

(a)   Nature of Operations

Weight Loss Forever International, Inc., (the “Company”) a Nevada corporation, franchises weight loss centers under the trade names Weight Loss Forever® and Beverly Hills Weight Loss & Wellness®, through subsidiary corporations, Weight Loss Management, Inc. and Beverly Hills Franchising Corp.

At December 31, 2002, the Company franchised 20 Weight Loss Forever® centers and 20 Beverly Hills Weight Loss & Wellness® clinics. The Company, in addition to being a franchisor, had previously operated company-owned locations. As of May 31, 2002, the Company disposed of all its company-owned locations to concentrate on franchising. The franchised locations are primarily in Virginia, North Carolina, New England and Florida. The Company receives a non-refundable franchise fee, generally $20,000, from entities which enter into an agreement with the Company to own and operate a retail location.  The franchisees are required to purchase the necessary furniture, fixtures, equipment and inventory either from the Company, from an affiliate of the Company, or from a source approved by the Company.  During the term of the agreement, the Company receives a service fee equal to six percent of gross sales, payable weekly.  Area developers receive a rebate on their units' royalty fees and a discount on product orders.  New agreements provide for a franchise term of ten years subject to renewal. The agreements provide for other fees and charges based on various conditions and circumstances.  The Company provides operational assistance, training, periodic inspections, and continuing new product development.  The Company also has the right to establish an advertising fund to which the franchisees would contribute.  This fund has not yet been established.

(b)   Principles of Consolidation

The consolidated financial statements of the Company include the accounts of Weight Loss Forever International, Inc. and its subsidiaries, Weight Loss Management, Inc., from the date of its incorporation, June 4, 2002, and Beverly Hills Franchising Corp., from the date of its incorporation, October 31, 2002. All significant intercompany account balances and transactions between the Company and its subsidiaries have been eliminated in consolidation.

(c)   Inventories

As of December 31, 2002 the Company did not own any inventory. Inventories at December 31, 2001 consist of vitamins and dietary supplements and are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

(d)   Property and Equipment

As of December 31, 2002 the Company did not own any property or equipment. Property and equipment at December 31, 2001 are recorded at cost. The Company provides depreciation for machinery and equipment using the straight-line method over the estimated useful lives of the respective assets, which range from three to 39 years. Amortization of leasehold improvements is computed using the straight-line method over the lesser of the lease term or estimated useful lives of the improvements.

(e)   Research and Development Costs

Research and development costs are charged against income in the year incurred.

(f)   Revenue Recognition

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

(g)   Advertising Costs

Advertising expenditures relating to product distribution and marketing efforts consisting primarily of franchise materials, product presentation material, catalog preparation, printing and postage expenses are expensed as incurred.

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

(i)   Financial Instruments Fair Value, Concentration of Business and Credit Risks

The carrying amount reported in the balance sheet for cash, accounts receivable, accounts payable and accrued expenses approximates fair value because of the immediate or short-term maturity of these financial instruments.  The carrying amount reported in the accompanying balance sheet for convertible debentures approximates fair value because the actual interest rate does not significantly differ from current rates offered for instruments with similar characteristics.  Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade and royalty accounts receivable which amount to approximately $10,000.  The Company performs periodic credit evaluations of its franchisees and generally does not require collateral.  The Company maintains its cash balances at certain financial institutions in which balances are insured by the Federal Deposit Insurance Corporation up to $100,000.

(j)   Stock-Based Compensation

In October 1995, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation"; (SFAS 123) which sets forth accounting and disclosure requirements for stock-based compensation arrangements.  The new statement encourages but does not require, companies to measure stock-based compensation using a fair value method, rather than the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 ("APB No. 25";.)  The Company has adopted disclosure requirements of SFAS 123 and has elected to continue to record stock-based compensation expense using the intrinsic value approach prescribed by APB No. 25.  Accordingly, the Company computes compensation cost for each employee stock option granted as the amount by which the quoted market price of the Company's common stock on the date of grant exceeds the amount the employee must pay to acquire the stock.  The amount of compensation cost, if any, will be charged to operations over the vesting period.  SFAS 123 requires companies electing to continue using the intrinsic value method to make certain pro forma disclosures (see note 7).

(k)   Income Taxes

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

(l)   Cash Flows

For purposes of cash flows, the Company considers all highly liquid investments with an initial maturity of three months or less to be cash equivalents.

(m)   Earnings Per Common Share

Basic earnings per common share have been computed based upon the weighted average number of common shares outstanding during the years presented.  Common stock equivalents resulting from the issuance of the stock options and warrants have not been included in the calculations because such inclusion would be antidilutive.

(2)   History and Corporate Developments

            Reverse Merger with youticket.com, inc.

Weight Loss Forever International, Inc. (WLFI-VA) was incorporated in 1995, in the state of Virginia.  WLFI-VA franchised the right to own and operate retail centers selling weight loss products under the Weight Loss Forever® trade name.  WLFI-VA began selling franchises in June 1996, and granting area development requests, whereby area developers may operate multiple stores within a geographic territory.  It is also the sole source supplier of products associated with the Weight Loss Forever® program.

On September 30, 2001, WLFI-VA agreed to exchange shares with youticket.com, inc. (YTIX), a Nevada public company.  Accordingly, WLFI increased its authorized share capital to facilitate, and to effectuate, the exchange of 10,304,200 shares of WLFI-VA stock for 26,004,716 shares of youticket.com, inc. stock in a business combination accounted for as a reverse acquisition.  During the period youticket.com was in existence, prior to the reverse acquisition, it had minimal operations.  For accounting purposes, the reverse acquisition is reflected as if WLFI-VA issued its stock for the net assets of YTIX.  The net assets of YTIX were not adjusted in connection with the reverse acquisition since they were monetary in nature.  Subsequent to the reverse acquisition, youticket.com, inc. changed its name to Weight Loss Forever International, Inc.

            Sale of WLFI-VA

On May 31, 2002, the Company sold all of the issued and outstanding stock of the Company's subsidiary WLFI-VA to a corporation owned by the Company's president. The transaction resulted in a gain to the Company of approximately $209,000. The Company also acquired from WLFI-VA all rights to franchise the Weight Loss Forever® concept and all related intellectual property. The Company also changed its operations so as to only franchise weight loss centers and no longer own and operate them. Accordingly, the financial statements have been restated to reflect WLFI-VA as a discontinued operation.

            Acquisition of Assets of Advanced Wellness Corp.

In June 2002, the Company acquired various franchising rights and intellectual property from Advanced Wellness Corp., located in South Florida.

            Formation of Weight Loss Management, Inc.

On June 4, 2002, the Company formed Weight Loss Management, Inc., a wholly owned Florida corporation to hold the franchising assets of the Weight Loss Forever® concept and to conduct the business of selling and servicing Weight Loss Forever® franchises which are presently located in Virginia, North Carolina and Florida.

            Acquisition of Assets of Beverly Hills Weight Loss & Wellness and Formation of Beverly Hills Franchising Corp.

             Beverly Hills Franchising Corp., was formed on October 31, 2002 as a Florida corporation. From inception, it has been a wholly owned subsidiary of Weight Loss Forever International, Inc., a Nevada corporation. Beverly Hills Franchising Corp. was organized to hold the franchising assets of the Beverly Hills Weight Loss & Wellness® concept and to conduct the business of selling and servicing Beverly Hills Weight Loss & Wellness franchises. Beverly Hills Franchising Corp. acquired franchise agreements with 22 clinics located in North Carolina, Virginia, Rhode Island, New Hampshire, Kentucky and Colorado and is presently offering franchises in those and other states pursuant to the Beverly Hills Weight Loss & Wellness® Uniform Offering Circular.

 (3)   Goodwill

As a consequence of the sale by the Company, on May 31, 2002, of its subsidiary WLFI-VA, the Company disposed of all recorded goodwill resulting from prior acquisitions made by the subsidiary. Although, as of December 31, 2002, the Company did not include goodwill as a corporate asset, it has adopted Financial Accounting Standards Board (FASB) approved SFAS No. 142, "Goodwill and Other Intangible Assets.", and will not, in the future, amortize goodwill and other intangible assets with indefinite lives. The Company plans to test goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value.

(4)   Property and Equipment

Property and equipment consists of the following at December 31, 2002 and 2001:

	2002	2001

Furniture and equipment	$ -	$ 120,082
Software	-	23,430
Leasehold improvements	-	2,500

		146,012
Less accumulated depreciation and amortization	-	67,743

	$ -	$ 78,269

(5)   Contract Payable

As part of the consideration for the assets acquired by it, the Company entered into a five-year consulting agreement with Bolianites Enterprises, LLC, which is owned by the president of the seller of the franchising assets referred to in Note 2 above. The total to be paid pursuant to the agreement is $375,000, payable in 60 monthly payments of $6,250. The consulting agreement does not provide for any specific obligations on the part of Bolianites Enterprises, LLC other than the requirement that its managing member, Mr. Charles Bolianites, serve on the Board of Directors of Weight Loss Forever International, Inc. The Company has treated the discounted value of the contract as an additional cost of the assets acquired. The contract payable in the total amount of $375,000 has been discounted to its present value of $285,000, based on an interest rate of 12%. As monthly payments are made in the future, approximately 76% will be applied to the contract payable and the balance would be interest expense.

(6)   Convertible Debentures

            Series A Debentures

On September 30, 2001, the Company issued $101,000 of one-year 12% convertible debentures. During 2002, $15,000 of principal amount of the debentures were converted into 375,000 shares of the Company’s common stock. The maturity date of the remaining $86,000 of debentures was extended to September 30, 2003. The debentures are convertible at the option of the holders at the conversion price of $0.04 per share or a total of 2,150,000 shares.

            Series B Debentures

In June 2002, the Company issued $50,000 of one-year 12% convertible debentures. As of December 31, 2002, the debentures were converted into 1,250,000 shares of the Company’s common stock. Also, as of December 31, 2002, accrued interest on the debentures in the amount of $3,000 was converted into 75,000 shares of common stock.

(7)   Stockholders' Equity

            Reverse Split

On June 4, 2001, the Company's shareholders approved a 1-for-30 reverse split of the common stock.  All references to shares have been adjusted retroactively.

            Stock Options and Warrants

During 1999, YTIX granted options to purchase 15,000 shares of common stock.  These options were granted with an exercise price of $0.25 with a term of five years.

During 2000, YTIX granted options to employees to purchase 400,000 shares of common stock.  These options were granted with an average exercise price of $0.21 with a term of five and one half years. No options were granted in 2001 and 2002.

In June 2001, the board of directors of the Company approved the 2001 Stock Option Plan that authorized up to 3,000,000 shares to be issued.  The Company has reserved 3,000,000 shares of Common Stock for issuance under this plan.

The Company has also granted options under non-qualified option agreements.

Activity under the performance equity plan and non-qualified option agreements is as follows:

	Shares	Weighted Average Exercise Price

Outstanding at December 31, 2001	42,750	$ 8.71
Granted	-	-
Exercised	-	-
Canceled	-	-

Outstanding at December 31, 2002	42,750	$ 8.71

In September 2001, the Company granted warrants to purchase 3,398,440 shares of common stock to an investor relations firm which has entered into a consulting agreement with the Company.  The warrants, which expire at various dates between June 30, 2003 and March 31, 2004, were granted at exercise prices ranging from $.035 - $.08 which were below the market value of the underlying stock at the date of the grant.  Accordingly, the Company, in 2001, recorded consulting fee expense of $144,433 in connection with this transaction.  In addition, the Agreement provided for the issuance of a total of 3,228,518 shares of common stock in exchange for consulting services.  At December 31, 2001, 2,208,986 shares had been issued in connection with the consulting agreement described herein.  In September 2002, the consulting agreement was extended for an additional year. The extended agreement provides for payment of 3,398,440 shares of common stock of which 1,019,652, valued at $101,965, were issued as of December 31, 2002.

All other stock options issued to employees have an exercise price not less than the fair market value of the common stock on the date of grant, and in accounting for such options utilizing the intrinsic value method, there is no related compensation expense recorded in the Company's consolidated financial statements.  If compensation cost for stock-based compensation had been determined based on the fair market value of the stock options and stock purchase warrants on their dates of grant in accordance with SFAS 123, the Company's net loss for the year ended December 31, 2001 and 2002 would have been:

	2002	2001

Net loss:
As reported	$ (76,310)	$ (440,654)
Pro forma	(76,310)	(597,102)

Basic and diluted loss per common share:
As reported	$ (0.002)	$ (0.027)
Pro forma	(0.002)	(0.037)

Additional information relating to stock options and warrants outstanding and exercisable at December 31, 2002, summarized by exercise price follows:

Outstanding Weighted Average			Exercisable Weighted Average

	Life	Exercise		Exercise
Shares	(Years)	Price	Shares	Price

6,500	1.9	$ 7.50	6,500	$ 7.50
3,333	3.4	8.10	3,333	8.10
12,917	2.4	8.45	12,917	8.45
20,000	1.8	9.38	20,000	9.38

42,750			42,750

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

            Acquisition of Franchise Rights of Advanced Wellness

In June 2002, the Company issued 3,204,000 shares of common stock, valued at $0.04 per share for total of $128,160 for the acquisition of the franchise rights and intellectual property of Advanced Wellness Corp.

            Acquisition of Franchise Contract Rights of Beverly Hills Weight Loss & Wellness

On October 30, 2002, the Company acquired intellectual property, franchise agreements, trademarks and the rights to the names Beverly Hills Weight Loss & Wellness® and Roseglen Weight Loss and Wellness® for 6,200,000 shares of the Company’s stock, valued at $620,000 or $0.10 per share. As additional consideration, the Company entered into a five-year consulting agreement with Bolianites Enterprises, LLC at $75,000 per year. (See Contract Payable - Note 5.)

(8)   Income Taxes

At December 31, 2002, the Company had net operating loss carryforwards of approximately $4,000,000 for financial statement and income tax purposes which will expire in varying amounts through 2022.  Due to change in ownership, the losses will be limited in their use and management has not determined the amount of losses that may ultimately be utilized.  Realization of deferred tax assets is dependent upon generating sufficient taxable income prior to their expiration.  A valuation allowance equal to the tax benefit of the net operating losses has been established since it is uncertain that future taxable income will be realized during the carryforward period.  Accordingly, a provision for income taxes had not been recorded in the accompanying financial statements.

(9)   Lease Commitments

Office facilities have been provided, without charge, to the Company by shareholder, Ultimate Franchise Systems, Inc. This arrangement is not covered by a lease. The Company may be required to pay rent in the future. As of December 31, 2002, the Company was not obligated under any lease commitments.

Total lease and rental expense for continuing operations was $0 in 2002 and 2001.

(10)   Related Party Transactions

At December 31, 2002, the Company has balances due from affiliates amounting to $100 and has received advances from certain related parties in the total amount of $68,600. The advances are due on demand and are non-interest bearing.

In June 2002, a firm, which was owned at that time by two Company directors, acquired $50,000 of the Company’s convertible debentures. As of December 31, 2002, the debentures, together with accrued interest, were converted into shares of the Company’s common stock.

On May 31, 2002, the Company sold its wholly owned subsidiary, WLFI-VA to a corporation owned by the Company’s president. Pursuant to that agreement, the Company’s president is now the area developer for Weight Loss Forever for the states of Virginia and North Carolina and the owner of several franchises in those states.

In June 2002, the Company acquired certain franchise contract and royalty rights from Advance Wellness Corporation (AWC). After that acquisition, an employee of AWC became a director of the Company.

In October 2002, the Company acquired the assets of Beverly Hills Weight Loss & Wellness from Charles Bolianites. Upon completion of the acquisition, Mr. Bolianites, became a director of the Company. As part of the acquisition, the Company entered into a consulting agreement whereby Mr. Bolianites is scheduled to receive $6,250 per month for 60 months.(See Consulting Agreement- Note 5)

(11)   Going Concern

The Company's consolidated financial statements have been presented on a going concern basis which contemplates the realization and the satisfaction of liabilities in the normal course of business.  As more fully described below, the liquidity of the Company has been adversely affected by significant losses from operations.  The Company reported net losses of $76,310 and $440,654 for the years ended December 31, 2002 and 2001, respectively.  Additionally, there is a working capital deficit of $165,084 at December 31, 2002.

These conditions raise substantial doubt about the Company's ability to continue as a going concern without additional capital contributions and/or achieving profitable operations.  Management's plans are to generate revenue from the sale of new franchises and to raise additional capital through either debt or equity instruments.