Form 10QSB
period 2003-03-31
WEIGHT LOSS FOREVER INTERNATIONAL INC
filed 2003-05-21
CIK 1100080

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

000-28733

Commission file number

WEIGHT LOSS FOREVER INTERNATIONAL, INC.
A Nevada corporation	I.R.S. Employer Identification No. 88-0430607
300 International Parkway, Suite 100 Heathrow, FL 32746 Telephone: (407) 333-8998

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of April 30, 2003, there were 49,752,837 shares of common stock of Weight Loss Forever International, Inc. outstanding.

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

Item 1 - Financial Statements

WEIGHT LOSS FOREVER INTERNATIONAL, INC.

Consolidated Balance Sheets

Assets

	March 31, 2003 (unaudited)	December 31, 2002

Current assets:
Cash and cash equivalents	$12,263	$21,951
Accounts receivable:
Royalties and Rebates (note 1)	12,571	10,770
Due from affiliates (note 9)	100	100

Total current assets	24,934	32,821

Other assets:
Franchise contract rights (note 6)	1,063,760	1,063,760

	$1,088,694	$1,096,581

		(Continued)

F-1

WEIGHT LOSS FOREVER INTERNATIONAL, INC.

Consolidated Balance Sheets (Continued)

Liabilities and Stockholders' Equity

	March 31, 2003 (unaudited)	December 31, 2002

Current liabilities:
Accounts payable and accrued expenses	$51,897	$41,501
Due to related parties (note 9)	68,600	68,600
Loans payable	24,600	30,600
Contract payable-current portion (note 4)	69,500	57,204

Total current liabilities	214,597	197,905

Contract payable (note 4)	204,167	221,462

Convertible debentures (note 5)	86,000	86,000

Stockholders' equity (note 6)
Preferred stock - $0.0001 par value, authorized
10,000,000 shares, none issued and outstanding	-	-
Common stock - $0.0001 par value, authorized
100,000,000 shares; issued and outstanding 47,713,533 at March 31, 2003 and 47,613,533 at December 31, 2002	4,771	4,761
Additional paid-in capital	1,343,702	1,333,712
Accumulated deficit	(764,543)	(747,259)

Total stockholders' equity	583,930	591,214

	$1,088,694	$1,096,581

See accompanying notes to consolidated financial statements

F-2

WEIGHT LOSS FOREVER INTERNATIONAL, INC.

Consolidated Statements of Operations

		Three Months Ended
		March 31, 2003 (unaudited)	March 31, 2002 (unaudited)

Revenue		$52,869	$-
General and administrative expenses		63,072	174,524

Loss from continuing operations before interest expense		(10,203)	(174,524)
Interest expense		7,080	-

Loss from continuing operations		(17,283)	-
Loss from discontinued operations		-	(89,916)

Loss before income taxes		(17,283)	(264,440)
Income taxes		-	-

Net loss		$(17,283)	$(264,440)

Basic and diluted income (loss) per share:
Loss from continuing operations	$	NIL	$(0.005)
Loss from discontinued operations		NIL	(0.003)

Net loss per share	$	NIL	$(0.007)

Weighted average number of shares		47,707,977	35,454,725

See accompanying notes to consolidated financial statements.

F-3

WEIGHT LOSS FOREVER INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

	Three months ended
	March 31, 2003 (unaudited)	March 31, 2002 (unaudited)

Cash flows from operating activities:
Net Income (Loss)	$(17,283)	$(264,440)
Adjustments to reconcile net loss to net cash
used in operations:
Depreciation and amortization	-	6,052
Common stock issued for services	5,000	166,524
Changes in operating assets and liabilities
Due from affiliates	-	13,592
Accounts receivable	(1,801)	5,062
Inventories	-	29,421
Prepaid expenses and other current assets	-	(5,327)
Deposits and other assets	-	4,465
Accounts payable and accrued expenses	10,396	14,610
Due to related parties	-	43,823

Net cash provided by (used for) operating activities	(3,688)	13,782

Cash flows from investing activities:
Purchase of equipment and goodwill	-	(30,628)

Net cash provided by (used for) investing activities	-	(30,628)

		(Continued)

F-4

WEIGHT LOSS FOREVER INTERNATIONAL, INC.

Consolidated Statements of Cash Flows (Continued)

	Three months ended
	March 31, 2003 (unaudited)	March 31, 2002 (unaudited)

Cash flows from financing activities:
Proceeds from issuance of common stock	$5,000	$-
Principal payments-contract payable	(5,000)	-
Proceeds (repayment) loans payable	(6,000)	25,600

Net cash provided by financing activities	(6,000)	25,600

Change in cash and cash equivalents	(9,688)	8,754

Cash and cash equivalents - beginning of period	21,951	1,170

Cash and cash equivalents - end of period	$12,263	$9,924

See accompanying notes to consolidated financial statements.

F-5

WEIGHT LOSS FOREVER INTERNATIONAL, INC.

Notes to Interim Consolidated Financial Statements
March 31, 2003
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

(a)   Nature of Operations

Weight Loss Forever International, Inc., (the "Company") a Nevada corporation, franchises weight loss centers under the trade names Weight Loss Forever® and Beverly Hills Weight Loss & Wellness®, through subsidiary corporations, Weight Loss Management, Inc. and Beverly Hills Franchising Corp.

At March 31, 2002, the Company franchised approximately 20 Weight Loss Forever® centers and 20 Beverly Hills Weight Loss & Wellness® clinics. The Company, in addition to being a franchisor, had previously operated company-owned locations. As of May 31, 2002, the Company disposed of all its company-owned locations to concentrate on franchising. The franchised locations are primarily in Virginia, North Carolina, New England and Florida. The Company receives a non-refundable franchise fee, generally $20,000, from entities which enter into an agreement with the Company to own and operate a retail location.  The franchisees are required to purchase the necessary furniture, fixtures, equipment and inventory either from the Company, from an affiliate of the Company, or from a source approved by the Company.  During the term of the agreement, the Company receives a service fee equal to six percent of gross sales, payable weekly. During the quarter ended March 31, 2003, the Company unilaterally reduced the services fee which is paid by Beverly Hills Weight Loss & Wellness franchisees, on a temporary basis while changes were instituted by the Company, to three percent of gross sales. New agreements provide for a franchise term of ten years subject to renewal. The agreements provide for other fees and charges based on various conditions and circumstances.  The Company provides operational assistance, training, periodic inspections, and continuing new product development.  The Company also has the right to establish an advertising fund to which the franchisees would contribute.  This fund has not yet been established.

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

(c)   Inventories

As of March 31, 2003, the Company did not own any inventory.

(d)   Property and Equipment

As of March 31, 2003, the Company did not own any property or equipment. Property and equipment are recorded at cost. The Company provides depreciation for machinery and equipment using the straight-line method over the estimated useful lives of the respective assets, which range from three to 39 years. Amortization of leasehold improvements is computed using the straight-line method over the lesser of the lease term or estimated useful lives of the improvements.

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

(i)   Financial Instruments Fair Value, Concentration of Business and Credit Risks

The carrying amount reported in the balance sheet for cash, accounts receivable, accounts payable and accrued expenses approximates fair value because of the immediate or short-term maturity of these financial instruments.  The carrying amount reported in the accompanying balance sheet for convertible debentures approximates fair value because the actual interest rate does not significantly differ from current rates offered for instruments with similar characteristics.  Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of royalty and rebate accounts receivable which amount to approximately $12,500.  The Company performs periodic credit evaluations of its franchisees and generally does not require collateral.  The Company maintains its cash balances at certain financial institutions in which balances are insured by the Federal Deposit Insurance Corporation up to $100,000.

(j)   Stock-Based Compensation

In October 1995, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation"; (SFAS 123) which sets forth accounting and disclosure requirements for stock-based compensation arrangements.  The new statement encourages but does not require, companies to measure stock-based compensation using a fair value method, rather than the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 ("APB No. 25".)  The Company has adopted disclosure requirements of SFAS 123 and has elected to continue to record stock-based compensation expense using the intrinsic value approach prescribed by APB No. 25.  Accordingly, the Company computes compensation cost for each employee stock option granted as the amount by which the quoted market price of the Company's common stock on the date of grant exceeds the amount the employee must pay to acquire the stock.  The amount of compensation cost, if any, will be charged to operations over the vesting period.  SFAS 123 requires companies electing to continue using the intrinsic value method to make certain pro forma disclosures.

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

On September 30, 2001, WLFI-VA agreed to exchange shares with youticket.com, inc. ("YTIX"), a Nevada public company.  Accordingly, WLFI increased its authorized share capital to facilitate, and to effectuate, the exchange of 10,304,200 shares of WLFI-VA stock for 26,004,716 shares of youticket.com, inc. stock in a business combination accounted for as a reverse acquisition.  During the period youticket.com was in existence, prior to the reverse acquisition, it had minimal operations.  For accounting purposes, the reverse acquisition is reflected as if WLFI-VA issued its stock for the net assets of YTIX.  The net assets of YTIX were not adjusted in connection with the reverse acquisition since they were monetary in nature.  Subsequent to the reverse acquisition, youticket.com, inc. changed its name to Weight Loss Forever International, Inc.

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

            Acquisition of Assets of Beverly Hills Weight Loss & Wellness and Formation of Beverly Hills Franchising Corp.

             Beverly Hills Franchising Corp., was formed on October 31, 2002 as a Florida corporation. From inception, it has been a wholly owned subsidiary of Weight Loss Forever International, Inc., a Nevada corporation. Beverly Hills Franchising Corp. was organized to hold the franchising assets of the Beverly Hills Weight Loss & Wellness® concept and to conduct the business of selling and servicing Beverly Hills Weight Loss & Wellness franchises. Beverly Hills Franchising Corp. acquired franchise agreements with clinics located primarily in North Carolina, Virginia and Rhode Island. The Company  is presently offering franchises in those and other states pursuant to the Beverly Hills Weight Loss & Wellness® Uniform Offering Circular.

(3)   Goodwill

As a consequence of the sale by the Company, on May 31, 2002, of its subsidiary WLFI-VA, the Company disposed of all recorded goodwill resulting from prior acquisitions made by the subsidiary. Although, as of March 31, 2003, the Company did not include goodwill as a corporate asset, it has adopted Financial Accounting Standards Board (FASB) approved SFAS No. 142, "Goodwill and Other Intangible Assets", and will not, in the future, amortize goodwill and other intangible assets with indefinite lives. The Company plans to test goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value.

(4)   Contract Payable

As part of the consideration for the assets acquired by it, the Company entered into a five-year consulting agreement with Bolianites Enterprises, LLC, which is owned by the president of the seller of the franchising assets referred to in Note 2 above. The total to be paid pursuant to the agreement is $375,000, payable in 60 monthly payments of $6,250. The consulting agreement does not provide for any specific obligations on the part of Bolianites Enterprises, LLC other than the requirement that its managing member, Mr. Charles Bolianites, serve on the Board of Directors of Weight Loss Forever International, Inc. The Company has treated the discounted value of the contract as an additional cost of the assets acquired. The contract payable in the total amount of $375,000 was discounted to its present value of $285,000, based on an interest rate of 12%. As monthly payments are made, approximately 76% is applied to the contract payable and the balance to interest expense.

(5)   Convertible Debentures

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

(6)   Stockholders' Equity

            Reverse Split

On June 4, 2001, the Company's shareholders approved a 1-for-30 reverse split of the common stock.  All references to shares have been adjusted retroactively.

            Stock Options and Warrants

During 1999, YTIX granted options to purchase 15,000 shares of common stock.  These options were granted with an exercise price of $0.25 with a term of five years.

During 2000, YTIX granted options to employees to purchase 400,000 shares of common stock.  These options were granted with an average exercise price of $0.21 with a term of five and one half years. No options were granted in 2001, 2002 and the quarter ended March 31, 2003.

In June 2001, the board of directors of the Company approved the 2001 Stock Option Plan that authorized up to 3,000,000 shares to be issued.  The Company has reserved 3,000,000 shares of Common Stock for issuance under this plan.

The Company has also granted options under non-qualified option agreements.

In September 2001, the Company granted warrants to purchase 3,398,440 shares of common stock to an investor relations firm which has entered into a consulting agreement with the Company.  The warrants, which expire at various dates between June 30, 2003 and March 31, 2004, were granted at exercise prices ranging from $.035 - $.08 which were below the market value of the underlying stock at the date of the grant. .  In addition, the Agreement provided for the issuance of a total of 3,228,518 shares of common stock in exchange for consulting services.   In September 2002, the consulting agreement was extended for an additional year. The extended agreement provided for payment of additional shares of common stock of which 1,019,652, valued at $101,965, were issued as of December 31, 2002. An additional 2,039,304 shares were to be issued in April 2003 as payment for the remaining term of the contract which is scheduled to expire on September 30, 2003.

            Acquisition of Franchise Rights of Advanced Wellness

In June 2002, the Company issued 3,204,000 shares of common stock, valued at $0.04 per share for total of $128,160 for the acquisition of the franchise rights and intellectual property of Advanced Wellness Corp.

            Acquisition of Franchise Contract Rights of Beverly Hills Weight Loss & Wellness

On October 30, 2002, the Company acquired intellectual property, franchise agreements, trademarks and the rights to the names Beverly Hills Weight Loss & Wellness® and Roseglen Weight Loss and Wellness® for 6,200,000 shares of the Company’s stock, valued at $620,000 or $0.10 per share. As additional consideration, the Company entered into a five-year consulting agreement with Bolianites Enterprises, LLC at $75,000 per year. (See Contract Payable - Note 4)

(7)   Income Taxes

At March 31, 2003, the Company had net operating loss carryforwards of approximately $4,000,000 for financial statement and income tax purposes which will expire in varying amounts through 2023.  Due to change in ownership, the losses will be limited in their use and management has not determined the amount of losses that may ultimately be utilized.  Realization of deferred tax assets is dependent upon generating sufficient taxable income prior to their expiration.  A valuation allowance equal to the tax benefit of the net operating losses has been established since it is uncertain that future taxable income will be realized during the carryforward period.  Accordingly, a provision for income taxes had not been recorded in the accompanying financial statements.

(8)   Lease Commitments

Office facilities have been provided, without charge, to the Company by shareholder, Ultimate Franchise Systems, Inc. This arrangement is not covered by a lease. The Company may be required to pay rent in the future. As of March 31, 2003, the Company was not obligated under any lease commitments.

Total lease and rental expense for continuing operations was $0 in 2003 and 2002.

(9)   Related Party Transactions

At March 31, 2003, the Company has balances due from affiliates amounting to $100 and has received advances from certain related parties in the total amount of $68,600. The advances are due on demand and are non-interest bearing.

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

In June 2002, the Company acquired certain franchise contract and royalty rights from Advance Wellness Corporation ("AWC"). After that acquisition, an employee of AWC became a director of the Company.

In October 2002, the Company acquired the assets of Beverly Hills Weight Loss & Wellness from Charles Bolianites. Upon completion of the acquisition, Mr. Bolianites, became a director of the Company. As part of the acquisition, the Company entered into a consulting agreement whereby Mr. Bolianites is scheduled to receive $6,250 per month for 60 months. (See Consulting Agreement- Note 4)

(10)   Going Concern

The Company's consolidated financial statements have been presented on a going concern basis which contemplates the realization and the satisfaction of liabilities in the normal course of business.  As more fully described below, the liquidity of the Company has been adversely affected by significant losses from operations.  The Company reported net losses of $76,310 and $440,654 for the years ended December 31, 2002 and 2001, respectively and reported net losses from continuing operations of $17,283 for the three months ended March 31, 2003.

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

Item 2 - Management's Discussion and Analysis and Plan of Operation

General

      Introduction

      Weight Loss Forever International, Inc. (sometimes referred to as "we," "us," the "Company" or "WLFI") is a franchisor of weight loss and nutrition retail clinics offering all-natural herbal dietary supplements. Prior to June 1, 2002, our company, through a subsidiary, Weight Loss Forever, International, Inc., a Virginia corporation ("WLFI VA") owned and operated retail weight loss stores. Effective May 31, 2002, we sold that subsidiary to a company owned by our president, John Martin. In connection with the sale of that subsidiary, we acquired all rights to franchise the Weight Loss Forever® concept and all related intellectual property. We also changed our operations so as to only franchise weight loss clinics and no longer own and operate them. Accordingly, the statements prior to May 31, 2002 have been restated to reflect WLFI VA as a discontinued operation. In June 2002, we formed a wholly owned subsidiary, Weight Loss Management, Inc. to hold the franchising assets of the Weight Loss Forever® concept and to conduct the business of selling and servicing Weight Loss Forever® franchises. In October 2002, we acquired certain assets including the right to use the name Beverly Hills Weight Loss & Wellness®. We formed Beverly Hills Franchising Corp., a wholly owned subsidiary to franchise weight loss clinics under the Beverly Hills name.

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

    We are concentrating our efforts on offering franchises to individuals in areas where we already have a presence. In areas of the country where we do not have existing locations, we are seeking multi-unit franchisees.

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

Comparison of Three Months Ended March 31, 2003 and Three Months Ended March 31, 2002

      The results of operations are:

      Revenues – On May 31, 2002, we disposed of our operating subsidiary, WLFI VA, and discontinued the operation of weight loss retail locations. We repositioned our firm to operate as a franchise management company with revenues to be generated primarily from franchise fees from royalties, the sale of franchises and product rebates.

      Our consolidated statement of operations for the three months ended March 31, 2003, reports revenues, only from continuing operations, which totaled $52,689. The revenues consisted of franchise royalties of $35,999; franchise fees of $5,000 and product rebates of $11.870. In the year 2001, there were no revenues from continuing operations. The revenue previously reported, i.e., sales from discontinued operations, is no longer meaningful for comparison purposes. During the quarter ended March 31, 2003, we unilaterally agreed to temporarily reduce our royalties from existing Beverly Hills franchisees to three percent from six percent while we institute certain changes in our system. We expect to return to the contractual royalty rate by the end of the second quarter, 2003.

       Cost of Goods Sold -  Since our operation no longer is involved in the sale of products or direct services, we no longer categorize “cost of goods sold” in our financial statements.

       Expenses -  General and administrative expenses for the three months ended March 31, 2003 were $63,072 which was a decrease of $ 111,182 or 63.8%, compared to the expenses of $174,254 in the prior year. Included in “General and Administrative” expenses is $5,000 for services paid with stock in lieu of cash. In 2001, investor relations consulting services was $166,524, which was also paid with stock. Included in general and administrative expenses for the first quarter of 2003 were professional services expense, transfer agency fees and other related expenses to maintain the holding company of approximately $20,000 and expenses related to the operations of the Beverly Hills Weight Loss & Wellness system of approximately $43,000 including personnel and traveling expenses. The expenses, as previously reported, in the first quarter of 2002 included expenses which are no longer comparable as they applied to discontinued operations.

        Interest Expense – Our total interest expense for the three months ended March 31, 2003 was $7,080 which was made up of interest on our convertible debentures of $2,580, and interest in connection with the acquisition of the Beverly Hills Weight Loss & Wellness assets of $4,500. Interest expense recorded in 2001 is no longer comparable in that it relates to discontinued operations and is included in the 2002 year loss on discontinued operations.

        Loss on Discontinued Operations – Prior to our disposition of our former operations, we incurred losses from these operations. During the three months ended March 31, 2002, losses from discontinued operations totaled $89,916.

        Losses -  Our net loss, before taxes, for the three months ended March 31, 2003 was $17,283 compared to a net loss of $264,440 in the three months ended March 31, 2002.  The 2002 quarterly net loss consisted of loss from continuing operations - $174,524 and loss from discontinued operations - $89,916. Although, we have significant net operating loss tax carryforwards, we have decided not to reduce our net losses for the March 31, 2003 and 2002 quarters, by any tax benefit and, therefore, our net losses are the same, both before and after taxes.

        Loss per Share - Our loss per share for the three months ended March 31, 2003 was $NIL based on 47,707,977 weighted average common shares outstanding for the period.

       For the comparable three months ended March 31, 2002, the loss per share was $0.007, based on 35,454,725 weighted average common shares outstanding for the quarter.  The loss per share in 2002 was made up of loss from continuing operations – $0.005 and loss from discontinued operations – $0.003.

Liquidity and Capital Resources

      As of March 31, 2003, we had cash in the amount of $12,263 which is a decrease from the cash of $21,951 we had at December 31, 2002.

      The sale of our WLFI VA subsidiary significantly reduced our current liabilities. As of March 31, 2003, our current liabilities were $214,597 which was a reduction of $391,763 or 64.6% from the $606,360 of current liabilities as of March 31, 2002. Although we still had a working capital deficit, as of March 31, 2003, it was reduced by $237,639 or 55.6% to $189,663 from $427,302 at March 31, 2002.

      We have not generated cash flow from our operations. In fact, our operating activities consumed $3,688 for the three months ended March 31, 2003.

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

Ability to Continue as a Going Concern

      Our financial statements, which are a part of this Form 10-QSB, have been prepared assuming that we will continue as a going concern. We have incurred losses of $76,310 in 2002 and $440,654 in 2001 and for the first quarter of 2003, we lost $17,283 for a total of $534,247 and consequently our liquidity has been adversely affected. Although our stockholders’ equity has increased $954,948 from stockholders’ deficit of $371,018 to positive stockholders’ equity of $583,930, we still have a working capital deficit of $189,663, which is an excess of current liabilities over current assets, at March 31, 2003. Our management estimates it will need approximately $300,000 to fund our operations for the next 12 months. We plan to seek further equity funding to allow us to meet our cash needs. We believe that our plan to concentrate on pursuing multi-unit franchise agreements in Florida, North Carolina, Colorado and New England and developing international business relationships will assist us in attaining profitable operations.

Item 3 - Controls and Procedures

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

Item 2 - Changes in Securities

      On January 6, 2003, we issued a total of 100,000 shares of our common stock; 50,000 to Carol Owen for office services and 50,000 to Donald Neil in exchange for the elimination of debt of $5,000 previously borrowed from Mr. Neil. The shares were valued at a $0.10 per share, which approximated market value at the date of issuance. The shares were issued pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933.

      As of March 31, 2003, we had 47,713,533 shares of our common stock outstanding.

Item 3 - Defaults upon Senior Securities

      Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

      Not applicable.

Item 5 - Other Information

      Not applicable.

Item 6 - Exhibits and Reports on Form 8-K

(a)

Exhibit 99.1 - Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

Exhibit 99.2 - Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer

(b)	No reports on Form 8-K were filed during the three months ended March 31, 2003

SIGNATURES

      In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Weight Loss Forever International, Inc.

(Registrant)

By:	/s/ John Martin

John Martin President and Chairman of the Board

/s/ Christopher Swartz

Christopher Swartz Treasurer, Secretary and Director

Date:	May 20, 2003