Form 10QSB
period 2003-06-30
WEIGHT LOSS FOREVER INTERNATIONAL INC
filed 2003-08-21
CIK 1100080

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

000-28733

Commission file number

WEIGHT LOSS FOREVER INTERNATIONAL, INC.
A Nevada corporation	I.R.S. Employer Identification No. 88-0430607
300 International Parkway, Suite 100 Heathrow, FL 32746 Telephone: (407) 333-8998

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of July 31, 2003, there were 49,752,837 shares of common stock of Weight Loss Forever International, Inc. outstanding.

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

ITEM 1 - FINANCIAL STATEMENTS

WEIGHT LOSS FOREVER INTERNATIONAL, INC.

Consolidated Balance Sheets

Assets

	June 30, 2003 (unaudited)	December 31, 2002

Current assets:
Cash and cash equivalents	$6,456	$21,951
Accounts receivable:
Royalties and Rebates (note 1)	6,592	10,770
Due from affiliates (note 6)	100	100
Prepaid insurance	895	-

Total current assets	14,043	32,821

Other assets:
Franchise contract rights (note 6)	1,063,760	1,063,760

	$1,077,803	$1,096,581

		(Continued)

See accompanying notes to consolidated financial statements.

F-1

WEIGHT LOSS FOREVER INTERNATIONAL, INC.

Consolidated Balance Sheets (Continued)

Liabilities and Stockholders' Equity

	June 30, 2003 (unaudited)	December 31, 2002

Current liabilities:
Accounts payable and accrued expenses	$63,622	$41,501
Due to related parties (note 9)	68,600	68,600
Loans payable	23,600	30,600
Contract payable-Current portion (note 4)	83,750	57,204

Total current liabilities	239,572	197,905

Contract payable (note 4)	189,917	221,462

Convertible debentures (note 5)	86,000	86,000

Stockholders' equity (note 6)
Preferred stock - $0.0001 par value, authorized
10,000,000 shares, none issued and outstanding	-	-
Common stock - $0.0001 par value, authorized
100,000,000 shares; issued and outstanding 49,752,837 at June 30, 2003 and 47,613,533 at December 31, 2002	4,975	4,761
Additional paid-in capital	1,547,428	1,333,712
Deferred compensation	(101,965)	-
Accumulated deficit	(888,124)	(747,259)

Total stockholders' equity	562,314	591,214

	$1,077,803	$1,096,581

See accompanying notes to consolidated financial statements.

F-2

WEIGHT LOSS FOREVER INTERNATIONAL, INC.

Consolidated Statements of Operations
(Unaudited)

	Three months ended		Six months ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Revenue from continuing operations	$36,989	$0	$89,858	$0
General and administrative expenses	153,491	68,079	216,563	242,603

Operating loss from continuing operations	(116,502)	(68,079)	(126,705)	(242,603)

Non-operating revenue (expense):
Interest expense	(7,080)	(2,880)	(14,160)	(8,940)
Loss on discontinued operations	-	(4,294)	-	(88,150)
Gain on disposition of subsidiary	-	208,602	-	208,602

Income (Loss) before income taxes	(123,582)	133,349	(140,865)	(131,091)

Income taxes	-	-	-	-

Net income (loss)	$(123,582)	$133,349	$(140,865)	$(131,091)

Basic and diluted income (loss) per share:
Loss from continuing operations	$(0.002)	$(0.002)	$(0.003)	$(0.007)
Loss from discontinued operations	-	-	-	(0.002)
Gain on disposition of subsidiary	-	0.006	-	0.005

Net loss per share	$0.002	$0.004	$0.003	$(0.004)

Weighted average number of shares	49,752,837	37,326,333	48,730,407	36,390,529

See accompanying notes to consolidated financial statements.

F-3

WEIGHT LOSS FOREVER INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

Six months ended June 30, 2003 and 2002 (Unaudited)
	Six months ended
	June 30, 2003	June 30, 2002

Cash flows from operating activities:
Net Loss	$(140,865)	$(131,091)
Adjustments to reconcile net loss to net cash
used in operations:
Depreciation and amortization	-	6,052
Common stock issued for services	106,965	166,524
Loss from discontinued operations	-	88,150
Gain on disposition of sale of subsidiary	-	(208,602)
Changes in operating assets and liabilities
Due from affiliates	-	60,302
Accounts receivable	4,178	101,228
Inventories	-	45,027
Prepaid insurance	(895)	5,225
Accounts payable	22,121	(246,510)
Due to related parties	-	(83,696)

Net cash provided by (used for) operating activities	(8,496)	(197,391)

Cash flows from investing activities:
Proceeds from disposition of assets	-	208,602
Purchase of franchising rights and intellectual property	-	30,600
Change in other assets	-	(18,229)

Net cash provided by investing activities	-	220,973

		(Continued)

See accompanying notes to consolidated financial statements.

F-4

WEIGHT LOSS FOREVER INTERNATIONAL, INC.

Consolidated Statements of Cash Flows (Continued)

Six months ended June 30, 2003 and 2002 (Unaudited)

	Six months ended
	June 30, 2003	June 30, 2002

Cash flows from financing activities:
Proceeds from issuance of common stock	$5,000	$-
Proceeds from loans payable	-	30,600
Proceeds from issuance of debentures - related parties	-	50,000
Payment on loans payable	(7,000)	-
Payment on contract payable	(4,999)	-
Payment of line of credit	-	(77,989)

Net cash provided by financing activities	(6,999)	2,611

Increase (decrease) in cash and cash equivalents	(15,495)	26,193

Cash and cash equivalents - beginning of period	21,951	1,170

Cash and cash equivalents - end of period	$6,456	$27,363

See accompanying notes to consolidated financial statements.

F-5

WEIGHT LOSS FOREVER INTERNATIONAL, INC.

Notes to Interim Consolidated Financial Statements
June 30, 2003
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

At June 30, 2003, the Company franchised approximately 20 Weight Loss Forever® centers and 20 Beverly Hills Weight Loss & Wellness® clinics. The Company, in addition to being a franchisor, had previously operated company-owned locations. As of May 31, 2002, the Company disposed of all its company-owned locations to concentrate on franchising. The franchised locations are primarily in Virginia, North Carolina, New England and Florida. The Company receives a non-refundable franchise fee, generally $20,000, from entities which enter into an agreement with the Company to own and operate a retail location.  The franchisees are required to purchase the necessary furniture, fixtures, equipment and inventory either from the Company, from an affiliate of the Company, or from a source approved by the Company.  During the term of the agreement, the Company receives a service fee equal to six percent of gross sales, payable weekly. At the end of March 2003, the Company unilaterally reduced the services fee which is paid by Beverly Hills Weight Loss & Wellness franchisees, on a temporary basis while changes were instituted by the Company, to three percent of gross sales. New agreements provide for a franchise term of ten years subject to renewal. The agreements provide for other fees and charges based on various conditions and circumstances.  The Company provides operational assistance, training, periodic inspections, and continuing new product development.  The Company also has the right to establish an advertising fund to which the franchisees would contribute.  This fund has not yet been established.

(b)   Principles of Consolidation

The consolidated financial statements of the Company include the accounts of Weight Loss Forever International, Inc. and its subsidiaries, Weight Loss Management, Inc., from the date of its incorporation, June 4, 2002, and Beverly Hills Franchising Corp., from the date of its incorporation, October 31, 2002. All significant inter-company account balances and transactions between the Company and its subsidiaries have been eliminated in consolidation.

(c)   Inventories

As of June 30, 2003, the Company did not own any inventory.

(d)   Property and Equipment

As of June 30, 2003, the Company did not own any property or equipment. Property and equipment are recorded at cost. The Company provides depreciation for machinery and equipment using the straight-line method over the estimated useful lives of the respective assets, which range from three to 39 years. Amortization of leasehold improvements is computed using the straight-line method over the lesser of the lease term or estimated useful lives of the improvements.

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

(h)   Use of Estimates

The Company's management has made certain estimates and assumptions relating to the reporting of assets and liabilities and disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(i)   Financial Instruments Fair Value, Concentration of Business and Credit Risks

The carrying amount reported in the balance sheet for cash, accounts receivable, accounts payable and accrued expenses approximates fair value because of the immediate or short-term maturity of these financial instruments.  The carrying amount reported in the accompanying balance sheet for convertible debentures approximates fair value because the actual interest rate does not significantly differ from current rates offered for instruments with similar characteristics.  Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of royalty and rebate accounts receivable which amount to approximately $6,500.  The Company performs periodic credit evaluations of its franchisees and generally does not require collateral.  The Company maintains its cash balances at certain financial institutions in which balances are insured by the Federal Deposit Insurance Corporation up to $100,000.

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

(3)   Goodwill

As a consequence of the sale by the Company, on May 31, 2002, of its subsidiary WLFI-VA, the Company disposed of all recorded goodwill resulting from prior acquisitions made by the subsidiary. Although, as of June 30, 2003, the Company did not include goodwill as a corporate asset, it has adopted Financial Accounting Standards Board (FASB) approved SFAS No. 142, "Goodwill and Other Intangible Assets", and will not, in the future, amortize goodwill and other intangible assets with indefinite lives. The Company plans to test goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value.

(4)   Contract Payable

As part of the consideration for the assets acquired by it, the Company entered into a five-year consulting agreement with Bolianites Enterprises, LLC, which is owned by the president of the seller of the franchising assets referred to in Note 2 above. The total to be paid pursuant to the agreement is $375,000, payable in 60 monthly payments of $6,250. The consulting agreement does not provide for any specific obligations on the part of Bolianites Enterprises, LLC other than the requirement that its managing member, Mr. Charles Bolianites, serve on the Board of Directors of Weight Loss Forever International, Inc. The Company has treated the discounted value of the contract as an additional cost of the assets acquired. The contract payable in the total amount of $375,000 was discounted to present value of $285,000, based on an interest rate of 12%. As monthly payments are made, approximately 76% is applied to the contract payable and the balance to interest expense. In connection with the temporary lowering of the franchise royalty rate from 6% to 3%, the Company has partially deferred payments to Bolianites Enterprises, LLC, with the informal consent of Mr. Bolianites, a director of the Company. There is no assurance that Mr. Bolianites will continue to agree to a payment program that is not in accordance with the terms of the consulting agreement. As of June 30, 2003, payments in the amount of $28,000 had been deferred.

(5)   Convertible Debentures

            Series A Debentures

On September 30, 2001, the Company issued $101,000 of one-year 12% convertible debentures. During 2002, $15,000 of principal amount of the debentures were converted into 375,000 shares of the Company's common stock. The maturity date of the remaining $86,000 of debentures was extended to September 30, 2003. The debentures are convertible at the option of the holders at the conversion price of $0.04 per share or a total of 2,150,000 shares.

            Series B Debentures

In June 2002, the Company issued $50,000 of one-year 12% convertible debentures. As of December 31, 2002, the debentures were converted into 1,250,000 shares of the Company's common stock. Also, as of December 31, 2002, accrued interest on the debentures in the amount of $3,000 was converted into 75,000 shares of common stock.

(6)   Stockholders' Equity

            Reverse Split

On June 4, 2001, the Company's shareholders approved a 1-for-30 reverse split of the common stock.  All references to shares have been adjusted retroactively.

            Stock Options, Warrants and Deferred Compensation

During 1999, YTIX granted options to purchase 15,000 shares of common stock.  These options were granted with an exercise price of $0.25 with a term of five years.

During 2000, YTIX granted options to employees to purchase 400,000 shares of common stock.  These options were granted with an average exercise price of $0.21 with a term of five and one half years. No options were granted in 2001, 2002 and the period ended June 30, 2003.

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

In April 2003, an additional 2,039,304 shares, valued at $203,930, or $0.10 per share, were issued as payment for the remaining six-month term of the consulting contract, which is scheduled to expire on September 30, 2003. The value of these shares is being ratably charged to consulting expense over the six-month term. For the three months ended June 30, 2003, $101,965 was charged to consulting expense. The balance of $101,965, which will be charged to consulting expense in the quarter to end September 30, 2003, is reflected in the June 30, 2003 balance sheet as, "Deferred compensation," an offset to shareholders' equity.

            Acquisition of Franchise Rights of Advanced Wellness

In June 2002, the Company issued 3,204,000 shares of common stock, valued at $0.04 per share for total of $128,160 for the acquisition of the franchise rights and intellectual property of Advanced Wellness Corp.

            Acquisition of Franchise Contract Rights of Beverly Hills Weight Loss & Wellness

On October 30, 2002, the Company acquired intellectual property, franchise agreements, trademarks and the rights to the names Beverly Hills Weight Loss & Wellness® and Roseglen Weight Loss and Wellness® for 6,200,000 shares of the Company's stock, valued at $620,000 or $0.10 per share. As additional consideration, the Company entered into a five-year consulting agreement with Bolianites Enterprises, LLC at $75,000 per year. (See Contract Payable - Note 4)

(7)   Income Taxes

At June 30, 2003, the Company had net operating loss carryforwards of approximately $4,000,000 for financial statement and income tax purposes which will expire in varying amounts through 2023.  Due to change in ownership, the losses will be limited in their use and management has not determined the amount of losses that may ultimately be utilized.  Realization of deferred tax assets is dependent upon generating sufficient taxable income prior to their expiration.  A valuation allowance equal to the tax benefit of the net operating losses has been established since it is uncertain that future taxable income will be realized during the carryforward period.  Accordingly, a provision for income taxes had not been recorded in the accompanying financial statements.

(8)   Lease Commitments

Office facilities have been provided, without charge, to the Company by shareholder, Ultimate Franchise Systems, Inc. This arrangement is not covered by a lease. The Company may be required to pay rent in the future. As of June 30, 2003, the Company was not obligated under any lease commitments.

Total lease and rental expense for continuing operations was $0 in 2003 and 2002.

(9)   Related Party Transactions

At June 30, 2003, the Company has balances due from affiliates amounting to $100 and has received advances from certain related parties in the total amount of $68,600. The advances are due on demand and are non-interest bearing.

In June 2002, a firm, which was owned at that time by two Company directors, acquired $50,000 of the Company's convertible debentures. As of December 31, 2002, the debentures, together with accrued interest, were converted into shares of the Company's common stock.

On May 31, 2002, the Company sold its wholly owned subsidiary, WLFI-VA to a corporation owned by the Company's president. Pursuant to that agreement, the Company's president is now the area developer for Weight Loss Forever for the states of Virginia and North Carolina and the owner of several franchises in those states.

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

The Company's consolidated financial statements have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As more fully described below, the liquidity of the Company has been adversely affected by significant losses from operations.  The Company reported net losses of $76,310 and $440,654 for the years ended December 31, 2002 and 2001, respectively and reported a net loss from operations of $140,865 for the six months ended June 30, 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern without additional capital contributions and/or achieving profitable operations.  Management's plans are to generate revenue from the sale of new franchises and to raise additional capital through either debt or equity instruments.

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

Comparison of Three Months Ended March 31, 2003 and Three Months Ended March 31, 2002

      The results of operations are:

      Revenues - On May 31, 2002, we disposed of our operating subsidiary, WLFI VA, and discontinued the operation of weight loss retail locations. We repositioned our firm to operate as a franchise management company with revenues to be generated primarily from franchise fees from royalties, the sale of franchises and product rebates.

      Our consolidated statement of operations for the three months ended June 30, 2003 reports revenues, only from continuing operations, which totaled $36,989. The revenues consisted of franchise royalties of $26,750 and product rebates of $10,239. In the comparable 2002 period, there were no revenues from continuing operations. The revenue previously reported, i.e., sales from discontinued operations, is no longer meaningful for comparison purposes. At the end of March, 2003, we unilaterally agreed to temporarily reduce our royalties from existing Beverly Hills franchisees to 3% from 6% percent while we instituted certain changes in our franchise system. We expect to return to the contractual royalty rate by the end of the third quarter, 2003.

       Cost of Goods Sold -  Since our operation no longer is involved in the sale of products or direct services, we no longer categorize "cost of goods sold" in our financial statements.

       Expenses -  General and administrative expenses for the three months ended June 30, 2003 totaled $153,491 and  included $101,965 for investor relations services paid with stock in lieu of cash and $5,000 for other services also paid for with our stock. Other expenses included in general and administrative for the second quarter of 2003 were professional services expense, transfer agency fees and other related expenses to maintain the holding company of approximately $18,500 and expenses related to the operations of the Beverly Hills Weight Loss & Wellness system of approximately $32,500 including personnel and traveling expenses. The expenses, as previously reported, in the comparable three months of 2002 were $68,079 and included professional fees for legal, accounting and compliance which totaled $62,843 and $5,236 for stock transfer fees, public relations, consulting expense and miscellaneous expenses.

        Interest Expense - Our total interest expense for the three months ended June 30, 2003 was $7,080 which was made up of interest on our convertible debentures of $2,580; and interest in connection with the acquisition of the assets of Beverly Hills Weight Loss & Wellness of $4,500. Interest expense, for the three months ended June 30, 2002 was $2,880.

        Loss on Discontinued Operations - Prior to disposing of our former operations, we incurred losses from these operations. During the three months ended June 30, 2002, losses from discontinued operations totaled $4,294.

        Losses -  Our net loss, before taxes, for the three months ended June 30, 2003 was $123,582 compared to a net income of $133,349 in the three months ended June 30, 2002.  The 2002 quarterly net income consisted of loss from continuing operations - $68,079, a loss from discontinued operations - $4,294 and a gain on disposition of a subsidiary of $208,602. Although, we have significant net operating loss tax carryforwards, we have decided not to reduce our net loss, for the June 30, 2003 quarter, by any tax benefit and, therefore, our net loss is the same, both before and after taxes.

        Loss per Share - Our loss per share for the three months ended June 30, 2003 was $0.002 based on 49,752,837 weighted average common shares outstanding for the period. For the comparable three months ended June 30, 2002, the net income per share was $0.004, based on 37,326,333 weighted average common shares outstanding for the quarter and was comprised of a loss from continuing operations - $0.002 and gain on disposition of subsidiary - $0.006.

Comparison of Six Months Ended June 30, 2003 and Six Months Ended June 30, 2002

         Revenues - Our consolidated statement of operations for the six months ended June 30, 2003 reports revenues, only from continuing operations, which totaled $89,858. The revenues consisted of franchise royalties of $62,749; franchise fees of $5,000 and product rebates of $22,109. In the year 2002, there were no revenues from continuing operations.  At the end of March, 2003, we unilaterally agreed to temporarily reduce our royalties from existing Beverly Hills franchisees to 3% from 6% while we instituted certain changes in our franchise system. We expect to return to the contractual royalty rate by the end of the third quarter, 2003.

       Cost of Goods Sold -  Since our operation no longer is involved in the sale of products or direct services, we no longer categorize "cost of goods sold" in our financial statements.

         Expenses - General and administrative expenses for the six months ended June 30, 2003 were $216,563 which was a decrease of $26,040 or 10.7%, compared to the expenses of $242,603 in the prior year. Included in general and administrative expenses for the first half of 2003 were professional services expense, transfer agency fees and other related expenses to maintain the holding company of approximately $38,500 and expenses related to the operations of the Beverly Hills Weight Loss & Wellness system of approximately $76,000 including personnel and traveling expenses.  General and Administrative expenses in the 2003 six-month period also included $101,965 for investor relations services paid with stock in lieu of cash and $5,000 for other services also paid for with our stock. The expenses included in the six months ended June 30, 2002 were professional fees for legal, accounting and compliance which totaled $62,843; consulting fees of $174,524, of which $166,524 was paid for with our common stock, and the balance, miscellaneous expenses including stock transfer fees.

        Interest Expense - Our total interest expense for the six months ended June 30, 2003 was $14,160 which was made up of $5,160 interest on our convertible debentures and $9,000 interest in connection with the acquisition of the assets of Beverly Hills Weight Loss & Wellness. Interest expense, for the six months ended June 30, 2002 was $8,940.

        Loss on Discontinued Operations - Prior to our disposition of our former operations, we incurred losses from these operations. During the six months ended June 30, 2002, losses from discontinued operations totaled $88,150.

        Losses -  Our net loss, before taxes, for the six months ended June 30, 2003 was $140,865 compared to a net loss of $131,091 in the six months ended June 30, 2002.  The 2002 six month net loss consisted of loss from continuing operations - $242,603 and loss from discontinued operations - $88,150 and gain on disposition of subsidiary - $208,602. Although, we have significant net operating loss tax carryforwards, we have decided not to reduce our net losses for the June 30, 2003 and 2002 periods, by any tax benefit and, therefore, our net losses are the same, both before and after taxes.

        Loss per Share - Our loss per share for the six months ended June 30, 2003 was $0.003 based on 48,730,407 weighted average common shares outstanding for the period.  For the comparable six months ended June 30, 2002, the loss per share was $0.004, based on 36,390,529 weighted average common shares outstanding for the period.

Liquidity and Capital Resources

      As of June 30, 2003, we had cash in the amount of $6,456 which is a decrease from the cash of $21,951 we had at December 31, 2002.

      Although the sale of our WLFI VA subsidiary significantly reduced our current liabilities, as of June 30, 2003, our current liabilities were $239,572 which was  still in excess of our current assets of $14,043.

      We have not generated cash flow from our operations. In fact, our operating activities consumed $8,496 for the six months ended June 30, 2003.

      We intend to meet our cash needs over the next 12 months through the sale of securities in either public or private offerings, or from the proceeds of the exercise of our outstanding warrants. There is no assurance that we will be able to sell additional securities or that our warrants will be exercised.

      Capital Expenditures - The change in our business from an operator of weight loss retail locations to a franchise management company has reduced the need for capital for fixed assets and inventory but it has, however, increased the need for operating capital as we increase the number of franchise locations that we must service.

Ability to Continue as a Going Concern

      Our financial statements, which are a part of this Form 10-QSB, have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have been adversely affected by significant losses from operations.  We reported net losses of $76,310 and $440,654 for the years ended December 31, 2002 and 2001, respectively, and reported a net loss from operations of $140,865 for the six months ended June 30, 2003.  Our management estimates it will need approximately $300,000 to fund our operations for the next 12 months. We plan to seek further equity funding to allow us to meet our cash needs. We believe that our plan to concentrate on pursuing multi-unit franchise agreements in Florida, North Carolina and New England and developing international business relationships will assist us in attaining profitable operations.

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

Item 2 - Changes in Securities

      In April, 2003, we issued a total of 2,039,304 shares of our common stock to CLD Corporate Relations, Inc. pursuant to an agreement for investor relations services. The shares were valued at $203,930, or $0.10 per share, which approximated market value at the date of issuance. The shares were issued pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933.

     As of June 30, 2003, we had 49,752,837 shares of common stock outstanding.

Item 3 - Defaults upon Senior Securities

      Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

      Not applicable.

Item 5 - Other Information

      Not applicable.

Item 6 - Exhibits and Reports on Form 8-K

(a)

Exhibit 31.1 - Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

Exhibit 31.2 - Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer

Exhibit 32.1 - Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

Exhibit 32.2 - Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer

(b)	No reports on Form 8-K were filed during the three months ended June 30, 2003

SIGNATURES

      In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Weight Loss Forever International, Inc.

(Registrant)

By:	/s/ John Martin

John Martin President and Chairman of the Board

/s/ Christopher Swartz

Christopher Swartz Treasurer, Secretary and Director

Date:	August 19, 2003