Form 10KSB
period 2003-12-31
WEIGHT LOSS FOREVER INTERNATIONAL INC
filed 2004-04-22
CIK 1100080

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

    [X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

    [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number: 000-28733

Weight Loss Forever International, Inc.
(Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0430607 (I.R.S. Employer Identification No.)
120 International Parkway, Suite 120 Heathrow, FL (Address of principal executive offices)	32746 (Zip Code)

Issuer’s telephone number (407) 333-8998

Securities registered under Section 12(g) of the Exchange Act:

Common stock, par value $0.0001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X     No __.

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

State issuer’s revenues for its most recent fiscal year.    The issuer’s revenues for the year ended December 31, 2003 were $146,244.

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in rule 12b-2 of the Exchange Act.) $7,037,544, based on the closing price of $0.27 for our common stock on April 12, 2004.

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of April 13, 2004, there were 46,577,837 shares of common stock, par value $0.0001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). None.

Transitional Small Business Disclosure Format (check one):

Yes _____ No __X__

Weight Loss Forever International, Inc.

PART I

This Annual Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management's Discussion and Analysis of Financial Condition or Plan of Operation.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company's future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1 - DESCRIPTION OF BUSINESS

We are a franchisor of weight loss and nutrition retail clinics offering all-natural herbal dietary supplements. We operate through two wholly-owned subsidiaries, Weight Loss Management, Inc. and Beverly Hills Franchising Corp. In the fourth quarter of 2003, we made an investment into Tammy Phillips Boot Camp, LLC, acquiring a 50% interest for investment purposes, and our management is still deciding whether or not the investment will be held long term.

Operations

We sell our proprietary Weight Loss Forever® and Beverly Hills Weight Loss & Wellness® systems to the public through our franchised centers and clinics. Our proprietary systems consist of supplementing daily food intake with formulations of specialty herbs developed to produce a gradual but steady and persistent loss of body fat. Our proprietary products are manufactured for us to our specifications. We also sell food bars, shakes, cereals, puddings and soups that are high in protein. The products are privately labeled for us. Our franchisees support clients in reaching weight loss goals not only through sale of products, but also through a computerized follow-up program providing weekly (and sometimes daily) personal support by telephone, fax, e-mail or in person at our centers and clinics. We believe that personal contact serves to reinforce the commitment to stay on the program, answers questions, and overcomes hurdles by providing first-hand information, experience, menu guidance, analysis of eating habits, and other tips for successful weight loss. The Tammy Phillips Fitness Boot Camp is a program designed around cardio-strength training, flexibility training, and nutrional counseling.

Location of Centers and Clinics

The following table lists our centers and clinics as of December 31, 2003. Our centers and clinics are located in North Carolina, Virginia, Rhode Island, Tennessee and Florida.

Weight Loss Forever® Centers

North Carolina	Virginia
•Greensborough	•Charlottesville
•Asheborough	•Suffolk
•Southern Pines	•Franklin
•Kernersville	•Harrisonburg

•Elizabeth City	•Roanoke
•Fredericksburg
•Winchester
•Richmond (East)
•Richmond (West)
•Colonial Heights
•Virginia Beach
•Chesapeake
•Norfolk
•New Port News

Beverly Hills Weight Loss & Wellness® Clinics

North Carolina	Virginia
•Lexington	•Virginia Beach
•High Point	•Chesapeake
•Salisbury
•Mocksville	Rhode Island
•Statesville	•Cranston
•Winston-Salem	•Cumberland
•Portsmouth
Florida	•East Providence
•Orlando
•Jensen Beach
•Stuart
•Port St. Lucie

Tammy Phillips Fitness Boot Camps

Virginia	North Carolina
•Virginia Beach	•4 sites under contract

Tennessee
•26 sites under contract

Company-owned Centers and Clinics

We are now strictly a franchise management company. We do not have, nor do we expect, to open company-owned centers or clinics. We may, however acquire units from franchisees with the intent to re-franchise to a suitable franchise candidate. We may also consider entering into partnership or joint venture agreements.

Franchised Centers and Clinics

We franchise the right to own and operate retail centers and clinics which sell approved weight loss and nutrition products and provide related consulting services. At present our franchises are being offered for a 10-year term. As of December 31, 2003, we have franchised 20 Weight Loss Forever® centers, 19 Beverly Hills Weight Loss & Wellness® clinics, and we have 3 Tammy Phillips Fitness Boot Camps opened and another 30 under contract.

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

Franchise Agreement

Our franchise agreement provides for fees including:

Royalties — Six percent of gross sales is payable weekly, based upon gross sales of the prior week.

Inspection Fee — An inspection fee will be imposed if, upon inspection of the franchisee's accounting records, an underpayment to us is found of more than 2%.

Enforcement Costs — The franchisee is obligated to reimburse us for the cost of defending claims against us as a result of the operation of the business by the franchisee, and to pay expenses including attorneys' fees if required to enforce the franchise agreement against the franchisee.

Some of the provisions of our franchise agreement are:

Quality Control — The franchisee must maintain high uniform operating standards to increase demand for our products and services and to protect our trademarks, reputation and goodwill.

Training — The franchisee must attend and complete our initial training programs prior to opening for business and any additional training programs we may require. Our initial training program covers forming a legal entity, selection and lease negotiation for location, store layout, computer requirements, signage, insurance, inventory, advertising, media research, payroll and accounting, recruiting and training store personnel, forms, legal responsibilities, interviewing, marketing, counseling guidelines, product knowledge and operationa1 policies. Upon opening, our employee remains at the center or clinic for approximately one week to assist with the opening and to provide additional on-site training.

Operations — Each center or clinic must operate exclusively to sell Weight Loss Forever® and/or Beverly Hills Weight Loss & Wellness® products and services. The franchisee agrees to maintain appropriate supplies and inventory.

Condition and Appearance — The franchisee must maintain the center or clinic in the highest degree of sanitation, repair and condition as we may require, and must refurbish the store as needed. The franchisee must permit us to conduct inspections and must immediately correct deficiencies detected during our inspections.

Purchase of Products — The franchisee must purchase all products, supplies and other materials required for the operation of the business solely from approved suppliers.

Renewal — Franchises are renewable for additional periods, subject to the conditions specified in the Franchise Agreement which must be met prior to renewal.

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

Governmental Regulation

We are subject to Federal Trade Commission (“FTC”) regulation and several state laws which regulate the offer and sale of franchises. We are also subject to a number of state laws which regulate substantive aspects of the franchisor-franchisee relationship. The FTC’s Trade Regulation Rule on Franchising (the “FTC Rule”) requires us to furnish to prospective franchisees a franchise offering circular containing information prescribed by the FTC Rule.

The following is a summary of the information required in the FTC offering circular:

o    A description of the franchisor, its predecessors and affiliates, and the business experience of the franchisors key employees.

o    A summary of litigation involving the franchisor.

o    The initial franchise fee and other fees paid by the franchisee to the franchisor, the total estimated initial investment by franchisee, restrictions on franchisee’s sources of products and services, and franchisee's and franchisor's obligations under the franchise agreement.

o    Sources of financing available to franchisee.

o    Whether or not the franchisee has a protected territory.

o    The franchisor’s trademarks, patents, copyrights and proprietary information.

o    Franchisee’s requirement to operate the business, restrictions on what the franchisee can sell, requirements upon renewal, termination, or transfer, of the franchise agreement, and provisions for dispute resolution.

o    Any public figures paid by the franchisors and any sales or earnings claims made by the franchisor.

o    The offering circular includes a list of locations, franchisor’s financial statements and copies of the franchise agreement and related contracts.

State laws that regulate the offer and sale of franchises and the franchisor-franchisee relationship presently exist in a substantial number of states. State laws that regulate the offer and sale of franchises require registration of the franchise offering with state authorities. Those that regulate the franchise relationship generally require that the franchisor deal with its franchisees in good faith, prohibiting interference with the right of free association among franchisees, limiting the imposition of standards of performance on a franchisee and regulating discrimination against franchisees in charges, royalties or fees. Although such laws may restrict a franchisor in the termination of a franchise agreement by, for example, requiring "good cause" to exist as a basis for the termination, advance notice to the franchisee of the termination, an opportunity to cure a default and a repurchase of inventory or other compensation, these provisions have not had a significant effect on our franchise operations.

In October 1999, the FTC issued proposed changes to the FTC Rule that would effect certain disclosure obligations in connection with franchise sales. These proposed changes are still subject to public comment, and even if adopted as proposed, we do not think the changes would materially effect our franchise sales or other operations. We are not aware of any other probable pending franchise legislation that in our view is likely to affect our operations significantly. We believe that our operations comply in all material respects with the FTC Rule and the applicable state franchise laws.

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

Intellectual Property

We have registered various trademarks and logos for “Weight Loss Forever”; and Beverly Hills Weight Loss and Wellness with the U. S. Patent and Trademark Office.

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

ITEM 2 - DESCRIPTION OF PROPERTY

Our corporate headquarters is sublet, free of charge, from one of our franchisees on a verbal, month-to-month arrangement.

ITEM 3 - LEGAL PROCEEDINGS

In the ordinary course of business, we may be from time to time involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations. However, in the opinion of our management, matters currently pending or threatened against us are not expected to have a material adverse effect on our financial position or results of operations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have been no events that are required to be reported under this Item.

PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock currently trades on the Over the Counter Bulletin Board under the symbol “WLFI,” and has traded under that symbol since April 3, 2002. Prior to April 3, 2002, our common stock was traded under the symbol “YTIX.”

The following table sets forth the high and low bid information for each quarter during the prior two fiscal years, as provided by The Nasdaq Stock Market, Inc. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

	High	Low

Fiscal year ended December 31, 2002:
First Quarter	$0.26	$0.08
Second Quarter	$0.30	$0.10
Third Quarter	$0.30	$0.09
Fourth Quarter	$0.16	$0.04

Fiscal year ended December 31, 2003:
First Quarter	$0.42	$0.065
Second Quarter	$0.19	$0.07
Third Quarter	$0.19	$0.08
Fourth Quarter	$0.66	$0.12

Fiscal year ended December 31, 2004:
First Quarter (through March 5, 2004)	$1.03	$0.30

The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. The Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to a few exceptions which we do not meet. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith.

Holders

As of December 31, 2003 and April 13, 2004, there were 46,577,837 shares of our common stock issued and outstanding and held of record by approximately 104 and 97 shareholders, respectively. There are no shares of our preferred stock issued or outstanding.

Dividends

We have not paid any dividends on our common stock and do not expect to do so in the foreseeable future. We intend to apply our earnings, if any, in expanding our operations and related activities. The payment of cash dividends on our common stock in the future will be at the discretion of the Board of Directors and will depend upon such factors as earnings levels, capital requirements, our financial condition and other factors deemed relevant by the Board of Directors.

Securities Authorized for Issuance Under Equity Compensation Plans

On April 27 and June 4, 2001, our directors and shareholders, respectively, approved the youticket.com, inc. 2001 Stock Option Plan, effective April 27, 2001. The plan offers selected employees, directors, and consultants an opportunity to acquire our common stock, and serves to encourage such persons to remain employed by us and to attract new employees. There are 3,000,000 shares available under the plan, and there have been no grants of stock or options under the plan.

As of December 31, 2003, the plan information is as follows:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	-0-	N/A	3,000,000

Equity compensation plans not approved by security holders	3,813,440	$.07	-0-

Total	3,813,440	$.07	3,000,000

Recent Sales of Unregistered Securities

In April 2003, we issued 3,058,956 shares of common stock, restricted in accordance with Rule 144, to four accredited investors who were designees of a party with whom we entered into a consulting agreement. The four investors are not affiliated parties to each other or to us. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In August 2003, we issued 2,400,000 shares of common stock, restricted in accordance with Rule 144, to three accredited investors who were designees of a party with whom we entered into a consulting agreement. The three investors are not affiliated parties to each other or to us. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In October 2003, we issued 750,000 shares of common stock, restricted in accordance with Rule 144, to two consultants for services rendered to the Company. The two shareholders are not affiliated parties to each other or to us. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and they were sophisticated investors.

In November 2003, we issued 200,000 shares of common stock, restricted in accordance with Rule 144, to Tammy Phillips pursuant to the terms of a Pre-Organization Agreement which established a joint venture between the Company and Ms. Phillips. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and Ms. Phillips was a sophisticated investor.

In November 2003, we issued 500,000 shares of common stock, restricted in accordance with Rule 144, to a consultant for services rendered to the Company. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The consultant was a sophisticated investor.

ITEM 6 - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Disclaimer Regarding Forward Looking Statements

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include international, national and local general economic and market conditions; demographic changes; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

Although the forward-looking statements in this Annual Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

Overview

We franchise weight loss and nutrition retail clinics offering all-natural herbal dietary supplements. As of December 31, 2003, we have franchised 20 Weight Loss Forever® centers, 19 Beverly Hills Weight Loss & Wellness® clinics, and we have 3 Tammy Phillips Fitness Boot Camps opened and another 30 under contract. We generate revenue through royalty agreements, and we generally receive 6% of the revenues of our franchised locations, payable on a weekly basis.

We have historically grown by selling additional franchises, and we have done several acquisitions. We anticipate continuing to grow using these methods. We have 30 Tammy Phillips Boot Camps under contract, which we anticipate will increase our revenues in the next fiscal year.

Explanatory Paragraph in Report of Our Independent Certified Public Accountants

Our independent accountants have included an explanatory paragraph in their most recent report, stating that our audited financial statements for the period ending December 31, 2003 were prepared assuming that we will continue as a going concern. However, they note that we have not yet generated significant revenues, that we have experienced net losses, that we continue to have a large accumulated working capital deficit, and that there are no assurances that we will be able to meet our financial obligations in the future.

Our independent accountants included the explanatory paragraph based primarily on an objective test of our historical financial results. Our going concern paragraph may be viewed by some shareholders and investors as an indication of financial instability, and it may impair our ability to raise capital.

Year ended December 31, 2003 compared to the year ended December 31, 2002

Results of Operations
Introduction

Our operations for 2003 were essentially the same as for 2002, except that we disposed of all of our company-owned locations in 2002 and focused our business plan only on being a franchisor and on targeting one or more acquisition candidates. We did not execute any acquisition, however, during the fourth quarter of 2003 we did enter into an agreement to jointly open Tammy Phillips Boot Camps.

Revenues and Loss from Operations

Our revenue, general and administrative expenses, and loss from continuing operations for the year ended December 31, 2003 as compared to the year ended December 31, 2002 are as follows:

	Year Ended December 31, 2003	Year Ended December 31, 2002	Percentage Change

Revenue	$ 146,244	$ 60,452	142%
General & Administrative Expenses	1,512,038	236,614	539%

Loss from Operations	(1,398,289)	(196,762)	610%

Our revenues increased modestly in 2003 because of the overall performance of our franchise locations and the sale of new franchises and the corresponding franchise fee. Of the $146,244 in revenues for 2003, $132,832 was royalty income, while $16,000 was income from the sale of franchises.

Our general and administrative expenses during 2003 were $1,512,038, an increase of $1,275,424, or 539% as compared to 2002. This increase in general and administrative expenses was primarily due to consulting fees for franchise development and expansion.

Interest Expense, Loss from Continued Operations, Gain on Disposition of Subsidiary, Taxes, and Net Loss

Our interest expense, loss from continued operations, gain on disposition of subsidiary, taxes, and net loss for the year ended December 31, 2003 as compared to the year ended December 31, 2002 are as follows:

	Year Ended December 31, 2003	Year Ended December 31, 2002	Percentage Change

Interest Expense	$ (32,495)	$ (20,600)	58%
Loss from Continued Operations	-	(88,150)	N/A
Gain on Disposition of Subsidiary	-	208,602	N/A
Income Taxes	-	-	N/A
Net Loss	(1,398,289)	(76,310)	1,732%
Net Loss per Share	(0.027)	(0.002)	1,250%

As a result of the above, our net loss for the year ended December 31, 2003 was $(1,398,289), an increase of $1,321,979 from the year ended December 31, 2002.

Three Months Ended December 31, 2003 Compared to the Three Months Ended December 31, 2002

Revenues and Loss from Operations

Our revenue, general and administrative expenses, and loss from continuing operations for the quarter ended December 31, 2003 as compared to the quarter ended September 30, 2003 and the quarter ended December 31, 2002 are as follows:

	Quarter Ended December 31, 2003	Quarter Ended September 30, 2003	Quarter Ended December 31, 2002

Revenue	$ 13,783	$ 42,604	$ 59,080
General & Administrative Expenses	1,126,679	168,797	236,614

Loss from Operations	(1,145,391)	(126,193)	(177,534)

Our revenue for the fourth quarter of 2003 was significantly less than the third quarter of 2003 because of seasonal factors at franchise units. In addition, our revenue for the fourth quarter of 2003 was less than the fourth quarter of 2002 because of a one-time reduction in royalties from franchisees to allow them to increase their local marketing efforts.

Our general and administrative expenses for the fourth quarter of 2003 were significantly more than the third quarter of 2003 and the fourth quarter of 2002 because of consulting fees for franchise development and expansion.

Interest Expense, Taxes, and Net Loss

Our interest expense, loss from continued operations, gain on disposition of subsidiary, taxes, and net loss for the quarter ended December 31, 2003 as compared to the quarter ended September 30, 2003 and the quarter ended December 31, 2002 are as follows:

	Quarter Ended December 31, 2003	Quarter Ended September 30, 2003	Quarter Ended December 31, 2002

Interest Expense	$ 11,255	$ 7,080	$ 7,580
Loss from Continued Operations	-	-	-
Gain on Disposition of Subsidiary	-	-	-
Taxes	-	-	-
Net Loss	(1,124,151)	(133,272)	(196,762)

Liquidity and Capital Resources

Introduction

During 2003, we did not generate positive operating cash flows. As the Tammy Phillips Boot Camps are opened, and as our franchise stores increase operations, we anticipate an increase in our operating cash flow. We also anticipate that one-time and transaction related expenses will decrease. However, we will likely not achieve positive operating cash flow during 2004. To date, we have funded operations primarily through the issuance of equity securities, and anticipate continuing to do so in 2004.

Our cash, current assets, total assets, current liabilities, and total liabilities as of December 31, 2003 as compared to September 30, 2003 were:

	As of December 31, 2003	As of September 30, 2003	Change

Cash	$ 1,131	$ 2,088	$ (957)
Total current assets	12,668	13,725	(1,057)
Total assets	1,146,268	1,081,325	64,943
Total current liabilities	348,353	285,402	62,951
Total liabilities	605,500	550,319	55,181

Cash Requirements

For the year ended December 31, 2003 our net cash used in operating activities was ($36,706), as compared to ($194,098) for the year ended December 31, 2002. Negative operating cash flows during 2003 were primarily created by a net loss from operations of $1,398,289, partially offset by stock issued for services and interest of $1,236,853, an increase in accounts payable and accrued expenses of $104,387, and an increase in amounts due to related parties of $21,010.

Negative operating cash flows in 2002 were primarily created by a net loss from operations of $76,310, partially offset by an increase of $127,466 in stock issued for services and interest, gain on disposition of property and equipment of ($208,602), loss from discontinue operations of $88,150, and an decrease in accounts payable and accrued expenses of ($260,541).

Sources and Uses of Cash

Net cash used in investing activities was $zero and $208,602, respectively, for the years ended 2003 and 2002. Net cash provided by financing activities was $15,886 and $6,277, respectively, for the years ended 2003 and 2002.

We are not generating sufficient cash flow from operations to cover our working capital expenses or to fund our growth. If we can successfully complete one or more capital raises, and one or more acquisitions of profitable businesses, then we anticipate that we can operate at a profitable level. Until such time, however, and in order to complete the acquisitions, we will need to raise additional capital through the sale of our equity securities. If we are unsuccessful in raising the required capital, we may have to curtail operations.

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In consultation with its Board of Directors, the Company has identified accounting policies related to the valuation of stock issued for services that it believes are key to an understanding of its financial statements. These are important accounting policies that require management’s most difficult, subjective judgments.

ITEM 7 - FINANCIAL STATEMENTS

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no events that are required to be reported under this Item.

ITEM 8A – DISCLOSURE CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer (or those persons performing similar functions), after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days of the filing of this annual report (the “Evaluation Date”), have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person and the date such person became a director or executive officer. Our executive officers are elected annually by the Board of Directors. The directors serve one-year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. Unless described below, there are no family relationships among any of the directors and officers, and none of our officers and directors serve as a director for any other reporting issuer.

Name	Age	Position(s)

John Martin	61	President, Director (2001)
Byron Rambo	46	Secretary, Chief Financial Officer, Director (2003)
Michael D’Apolito	51	Director (2002)
Harold Kestenbaum	54	Director (2002)
Charles Bolianites III (1)	51	Former Director (2002)

(1) Mr. Bolianites resigned from our Board of Directors effective April 9, 2004.

John Martin has been our President since December 4, 2001, and chairman of our board of directors since March 18, 2002. Mr. Martin is the founder, and, for more than the last five years, President, of our former subsidiary, Weight Loss Forever International, (Virginia) Inc.

Byron Rambo has been our Chief Financial Officer and a member of our Board of Directors since November 2003. Mr. Rambo has been an accountant in public practice in Central Florida specializing in taxation for over 18 years.

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

Audit Committee

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

        During the two most recent fiscal years, to the Company’s knowledge, the following delinquencies occurred:

Name	No. of Late Reports	No. of Transactions Reported Late	No. of Failures to File

John Martin	-0-	-0-	1

Byron Rambo	1	-0-	-0-

Michael D’Apolito	-0-	-0-	1

Harold Kestenbaum	1	-0-	-0-

Charles Bolianites III (1)	1	1	-0-

(1) Mr. Bolianites resigned from our Board of Directors effective April 9, 2004.

Code of Ethics

We have not adopted a written code of ethics, primarily because we believe and understand that our officers and directors adhere to and follow ethical standards without the necessity of a written policy.

ITEM 10 - EXECUTIVE COMPENSATION

    The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended December 31, 2003 and 2002. In addition, the table shows compensation for our current sole executive officer. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

		Annual Compensation			Long Term Compensation

					Awards		Payouts

Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options SARs (#)	LTIP Payouts ($)	All Other Compensation ($)

John Martin	2003	-0-	-0-	-0-	-0-	-0-	-0-	-0-
President	2002	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Byron Rambo	2003	-0-	-0-	-0-	-0-	-0-	-0-	-0-
CFO	2002	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Michael D’Apolito	2003	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Director	2002	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Harold Kestenbaum	2003	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Director	2002	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Charles Bolianities, III (1)	2003	-0-	-0-	75,000	-0-	-0-	-0-	-0-
Former Director	2002	-0-	-0-	8,065	-0-	-0-	-0-	-0-

Christopher M. Swartz (2)	2003	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Former Director	2002	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1) Mr. Bolianites resigned from our Board of Directors effective April 9, 2004. Mr. Boliantes received $8,065 in 2002 pursuant to a consulting agreement, and was entitled to receive $75,000 during 2003 under the same agreement. For accounting purposes, we treat the payments to Mr. Bolianites as principal reductions plus imputed interest payments on a contract payable for the acquisition of the Beverly Hills Weight Loss & Wellness System.

(2) Mr. Swartz resigned from our Board of Directors effective November 2003.

OPTION/SAR GRANTS IN LAST FISCAL YEAR (Individual Grants)

Name	Number of Securities Underlying Options/SARs Granted (#)	Percent of Total Options/SARs Granted to Employees In Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date

John Martin	-0-	-0-	N/A	N/A
Byron Rambo	-0-	-0-	N/A	N/A
Michael D’Apolito	-0-	-0-	N/A	N/A
Harold Kestenbaum	-0-	-0-	N/A	N/A
Charles Bolianites, III	-0-	-0-	N/A	N/A
Christopher M. Swartz	-0-	-0-	N/A	N/A

AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

Name	Shares Acquired On Exercise (#)	Value Realized ($)	Number of Unexercised Securities Underlying Options/SARs at FY-End (#) Exercisable/Unexercisable	Value of Unexercised In-The-Money Option/SARs at FY-End ($) Exercisable/Unexercisable

John Martin	-0-	N/A	-0-	N/A
Byron Rambo	-0-	N/A	-0-	N/A
Michael D’Apolito	-0-	N/A	-0-	N/A
Harold Kestenbaum	-0-	N/A	-0-	N/A
Charles Bolianites, III	-0-	N/A	-0-	N/A
Christopher M. Swartz	-0-	N/A	-0-	N/A

    None of our officers or directors are subject to an employment agreement, and none of our officers or directors receive any compensation for acting as an officer or director other than as set forth herein.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth, as of April 13, 2004, certain information with respect to the Company’s equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Common Stock

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)

Common Stock	John Martin (2)(3)	5,153,656	11.1%

Common Stock	Byron Rambo (2)	161,834	<1%

Common Stock	Michael D’Apolito (2)(3)	-0-	-0-

Common Stock	Harold Kestenbaum (2)(3)	-0-	-0-

Common Stock	Charles Bolianites III (4) 92 Magnium Drive Laconia, NH 03246	6,200,000	13.3%

Common Stock	Ultimate Franchise Systems, Inc. 300 International Parkway, Suite 100 Heathrow, FL 32746	8,997,368	19.3%

	All Officers and Directors as a Group (4 Persons)	5,315,490	11.4%

(1)   Unless otherwise indicated, based on 46,577,837 shares of common stock outstanding. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

(2)   Unless otherwise indicated, the address of each director is c/o Weight Loss Forever International, Inc., 120 International Parkway, Suite 120, Heathrow, Florida 32746.

(3)   Indicates a Director of the Company.

(4)   Bolianites resigned from our Board of Directors effective April 9, 2004.

    The issuer is not aware of any person who owns of record, or is known to own beneficially, five percent or more of the outstanding securities of any class of the issuer, other than as set forth above.

There are no classes of stock other than common stock issued or outstanding. There are no current arrangements that will result in a change in control.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On May 31, 2002, we sold our wholly owned subsidiary, Weight Loss Forever International, Inc., a Virginia corporation, to a corporation owned by our company’s president, John Martin. Pursuant to that agreement, Mr. Martin became area developer for Weight Loss Forever for the states of Virginia and North Carolina and the owner of several franchises in those states.

In June 2002, Christon Mergers & Acquisitions, LLC, a firm which was owned by two then-directors of our company, Mr. Swartz and Mr. Cipparone, acquired $50,000 of our convertible debentures. As of December 31, 2002, the debentures, together with accrued interest, were converted into shares of our common stock.

In June 2002, we acquired certain franchise contract and royalty rights from Advanced Wellness Corporation. After that acquisition, an employee of Advanced Wellness Corp., Mr. Michael D’Apolito joined our board of directors.

In October 2002, we acquired the assets of Beverly Hills Weight Loss & Wellness from Charles Bolianites. Upon completion of the acquisition, Mr. Bolianites became a member of our board of directors. As part of the acquisition, the Company entered into a consulting agreement whereby Mr. Bolianites is scheduled to receive $6,250 per month for 60 months.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

2.1 (4)	Reorganization and Stock Purchase Agreement dated September 30, 2001 with Sobik’s International Franchising, Inc.

2.2 (5)	Asset Purchase Agreement dated October 30, 2002 with Angela Enterprises, Inc. and Sabrina Weight Loss and Wellness of Canada, Inc.

3.1 (1)	Articles of Incorporation of BNE Associates, Inc. dated May 9, 1996.

3.2 (1)	Certificate of Amendment of Articles of Incorporation dated May 5, 1998 changing our name to Occidental Rand Corporation, increasing our authorized common stock, and effecting a forward stock split.

3.3 (1)	Certificate of Amendment of Articles of Incorporation dated December 30, 1998 effecting a forward stock split.

3.4 (1)	Certificate of Amendment of Articles of Incorporation dated August 27, 1999 changing our name to youticket.com, inc. and increasing our authorized common stock.

3.5 (2)	Certificate of Amendment of Articles of Incorporation dated April 2001 increasing our authorized common stock and effecting a reverse stock split.

3.6 (2)	Restated Articles of Incorporation of youticket.com, inc. dated April 2001.

3.7 (3)	Certificate of Amendment of Articles of Incorporation dated March 2002 changing our name to Weight Loss Forever International, Inc.

3.8 (1)	Bylaws of youticket.com, inc.

10.1 (2)	youticket.com, inc. 2001 Stock Option Plan

10.2	Pre-Organization Agreement of Tammy Phillips Fitness Boot Camp, LLC dated September 15, 2003

21	Subsidiaries of Weight Loss Forever International, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)   Incorporated by reference from our Form 10-SB filed with the Commission on December 30, 1999.

(2)   Incorporated by reference from our Schedule 14C Information Statement filed with the Commission on May 11, 2001.

(3)   Incorporated by reference from our Schedule 14C Information Statement filed with the Commission on March 1, 2002

(4)   Incorporated by reference from our Current Report on Form 8-K filed with the Commission on January 15, 2002.

(5)   Incorporated by reference from our Current Report on Form 8-K filed with the Commission on November 8, 2002.

   (b)   Reports on Form 8-K

We made no 8-K filings during the quarter ended December 31, 2003.

ITEM 14 – CONTROLS AND PROCEDURES

See Item 8A – Controls and Procedures.

ITEM 15 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

During the fiscal years ended December 31, 2003 and 2002, Parks, Tschopp, Whitcomb & Orr, P.A. billed us $12,000 and $12,000, respectively, and Gately & Associates, LLC billed us zero and $1,500, respectively, in fees for professional services for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB.

Audit – Related Fees

During the fiscal years ended December 31, 2003 and 2002, Parks, Tschopp, Whitcomb & Orr, P.A. and Gately & Associates, LLC did not bill us any fees for assurance and related services related to the performance of the audit or review of our financial statements.

Tax Fees

During the fiscal years ended December 31, 2003 and 2002, Parks, Tschopp, Whitcomb & Orr, P.A. and Gately & Associates, LLC did not bill us any fees for professional services for tax planning and preparation.

All Other Fees

During the fiscal years ended December 31, 2003 and 2002, Parks, Tschopp, Whitcomb & Orr, P.A. and Gately & Associates, LLC did not bill us for any other fees.

Of the fees described above, 100% were approved by the Board of Directors of the Company as there was not an Audit Committee in place at the time of the approvals.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 21, 2004	/s/ John Martin

By: John Martin

Its: President

Dated: April 21, 2004	/s/ Byron Rambo

By: Byron Rambo
Its: Secretary and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 21, 2004	/s/ John Martin

By: John Martin, Director

Dated: April 21, 2004	/s/ Byron Rambo

By: Byron Rambo, Director

Dated: April 21, 2004	/s/ Michael D'Apolito

By: Michael D’Apolito, Director

Dated: April 21, 2004	/s/ Harold L. Kestenbaum

By: Harold L. Kestenbaum, Director

Gately & Associates, LLC
Altamonte Springs, FL

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

The Board of Directors and Shareholders
Weight Loss Forever International, Inc.

Gentlemen:

        We have audited the accompanying balance sheet of Weight Loss Forever International, Inc. as of December 31, 2003 and the related statements of operations, stockholder’s equity and cash flows for the year ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on the audit. We did not audit the accompanying balance sheet as of December 31, 2002, and the related statements of operations and cash flows for the year ended were audited by another auditor. The auditor expressed in the report dated May 5, 2003 an unqualified opinion on those statements.

        We conducted the audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Weight Loss Forever International, Inc. as of December 31, 2003, and the statement of operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

       The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 11 to the financial statements, the Company has experienced net losses of $1,517,289 and $76,310 for the years ended December 31, 2003 and 2002, respectively. At December 31, 2003, the Company continues to experience a working capital deficit. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in note 11. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Gately & Associates, LLC
Gately & Associates, LLC

April 5, 2004

F - 1

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

May 5, 2003

/s/ Parks, Tschopp, Whitcomb & Orr, P.A.

Parks, Tschopp, Whitcomb & Orr, P.A. Maitland, Florida

F - 2

WEIGHT LOSS FOREVER INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEET
As of December 31, 2003 and December 31, 2002

ASSETS

	2003	2002

CURRENT ASSETS

Cash	$1,131	$21,951
Accounts receivable:
Royalties and rebates (note 1)	11,537	10,770
Due from affiliates (note 10)	-	100

Total Current Assets	12,668	32,821

PROPERTY AND EQUIPMENT

At cost net of accumulated depreciation	3,840	-

OTHER ASSETS

Franchise contract rights (note 7)	1,063,760	1,063,760
Investment (note 7)	66,000	-

TOTAL ASSETS	$1,146,268	$1,096,581

The accompanying notes are an integral part of these consolidated financial statements.

F - 3

WEIGHT LOSS FOREVER INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEET
As of December 31, 2003 and December 31, 2002

LIABILITIES AND STOCKHOLDERS' EQUITY

	2003	2002

CURENT LIABILITIES

Accounts payable and accrued expenses	$134,623	$41,501
Due to related parties (note 10)	89,610	68,600
Loans payable	28,100	30,600
Contract payable-Current portion (note 5)	96,020	57,204

Total current liabilities	348,353	197,905

LONG-TERM LIABILITIES

Contract payable (note 5)	171,147	221,462
Convertible debenture (note 6)	86,000	86,000

Total long-term liabilities	257,147	307,462

TOTAL LIABILITIES	605,500	505,367

SHAREHOLDERS' EQUITY

Preferred stock - $.0001 par value
authorized 10,000,000 shares
issued and outstanding: none	-	-
Common stock - $.0001 par value;
authorized 100,000,000 shares;
issued and outstanding: 54,622,489 and 47,613,533	5,462	4,761
Additional paid-in-capital	2,680,854	1,333,712
Accumulated deficit	(2,145,548)	(747,259)

Total shareholders' equity	540,768	591,214

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,146,268	$1,096,581

The accompanying notes are an integral part of these consolidated financial statements.

F - 4

WEIGHT LOSS FOREVER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the twelve months ended December 31, 2003 and 2002

	2003	2002

REVENUES

Revenue	$146,244	$60,452

TOTAL REVENUES	146,244	60,452

EXPENSES

General and administrative	1,512,038	236,614

TOTAL EXPENSES	1,512,038	236,614

OPERATING INCOME (LOSS)	(1,365,794)	(176,162)

Interest expense	(32,495)	(20,600)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(1,398,289)	(196,762)

Loss from continued operations	-	(88,150)
Gain on disposition of subsidiary	-	208,602

INCOME (LOSS) BEFORE INCOME TAXES	(1,398,289)	(76,310)

Income taxes	-	-

NET INCOME (LOSS)	$(1,398,289)	$(76,310)

Basic and diluted income (loss) per share:
Loss from continuing operations	$(0.027)	$(0.005)
Loss from discontinued operations	-	(0.002)
Gain on disposition of subsidiary	-	0.005

NET INCOME (LOSS) PER COMMON SHARE	$(0.027)	$(0.002)

(less than $.01 per share for 2003)

WEIGHTED AVERAGE COMMON

SHARES OUTSTANDING	50,982,750	38,966,152

The accompanying notes are an integral part of these consolidated financial statements.

F - 5

WEIGHT LOSS FOREVER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
For the twelve months ended December 31, 2003 and 2002

				Additional
		Common Stock		Paid-In	Accumulated
	Shares		Amount	Capital	Deficit	Total

Balances, December 31, 2001	35,114,881		$3,511	$394,336	$(670,949)	$(273,102)

Issuance of stock for services	1,394,652		140	124,326		124,466

Issuance of stock for acquisition of
Advanced Wellness franchise rights	3,204,000		320	127,840		128,160

Issuance of stock for acquisition of
Beverly Hills Weight Loss & Wellness
franchise rights	6,200,000		620	619,380		620,000

Issuance of stock for conversion of debentures	1,625,000		162	64,838		65,000

Issuance of stock for interest on debentures	75,000		8	2,992		3,000

Net Loss					(76,310)	(76,310)

Balances, December 31, 2002	47,613,533		4,761	1,333,712	(747,259)	591,214

Issuance of stock for conversion of debt	50,000		5	4,995		5,000

Issuance of for services	6,758,956		676	1,276,167		1,276,843

Issuance of stock for investment	200,000		20	65,980		66,000

Net Loss					(1,398,289)	(1,398,289)

Balances, December 31, 2003	54,622,489		$5,462	$2,680,854	$(2,145,548)	$540,768

The accompanying notes are an integral part of these consolidated financial statements.

F - 6

WEIGHT LOSS FOREVER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the twelve months ended December 31, 2003 and 2002

CASH FLOWS FROM OPERATING ACTIVITIES	2003	2002

Net (loss)	$(1,398,289)	$(76,310)

Adjustments to reconcile net loss to net cash
used in operating activities:

Depreciation and organization costs	-	6,052
Common stock issued for services and interest	1,236,853	127,466
Loss from discontinued operations	-	88,150
Gain on disposition of property and equipment	-	(208,602)
Changes in operating asserts and liabilities:
Due from affiliates	100	60,302
Accounts receivable	(767)	90,458
Inventories	-	45,027
Prepaid expenses and other assets	-	7,596
Accounts payable and accrued expenses	104,387	(260,541)
Due to related parties	21,010	(73,696)

Net cash flows provided by (usded in) operating activities	(36,706)	(194,098)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from disposition of property and equipment	-	208,602

Net cash flows provided by (used in) investing activites	-	208,602

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loans payable	-	30,600
Proceeds from related parties	15,886	10,000
Proceeds from issuance of debentures-related parties	-	50,000
Principal payments on line of credit	-	(77,989)
Payment on contract payable	-	(6,334)

Net cash flows provided by (used in) financing activities	15,886	6,277

CASH RECONCILIATION

Net increase (decrease) in cash	(20,820)	20,781
Cash at beginning of period	21,951	1,170

.
CASH AT END OF PERIOD	$1,131	$21,951

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest	$-	$-
Cash paid during the year for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

F - 7

WEIGHT LOSS FOREVER INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
December 31, 2003 and 2002

(1)   Summary of Significant Policies

(a)   Nature of Operations

Weight Loss Forever International, Inc., (the “Company”) a Nevada corporation, franchises weight loss centers under the trade names Weight Loss Forever® and Beverly Hills Weight Loss & Wellness®, through subsidiary corporations, Weight Loss Management, Inc. and Beverly Hills Franchising Corp.

At December 31, 2003, the Company franchised 20 Weight Loss Forever® centers and 21 Beverly Hills Weight Loss & Wellness® clinics. At December 31, 2002, the Company franchised 20 Weight Loss Forever® centers and 20 Beverly Hills Weight Loss & Wellness® clinics. The Company, in addition to being a franchisor, had previously operated company-owned locations. As of May 31, 2002, the Company disposed of all its company-owned locations to concentrate on franchising. The franchised locations are primarily in Virginia, North Carolina, New England and Florida. The Company receives a non-refundable franchise fee, generally $20,000, from entities which enter into an agreement with the Company to own and operate a retail location.  The franchisees are required to purchase the necessary furniture, fixtures, equipment and inventory either from the Company, from an affiliate of the Company, or from a source approved by the Company.  During the term of the agreement, the Company receives a service fee equal to six percent of gross sales, payable weekly.  Area developers receive a rebate on their units' royalty fees and a discount on product orders.  New agreements provide for a franchise term of ten years subject to renewal. The agreements provide for other fees and charges based on various conditions and circumstances.  The Company provides operational assistance, training, periodic inspections, and continuing new product development.  The Company also has the right to establish an advertising fund to which the franchisees would contribute.  This fund has not yet been established.

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

F - 8

(c)   Inventories

As of December 31, 2003 and 2002 the Company did not own any inventory. Inventories at December 31, 2001 consist of vitamins and dietary supplements and are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

(d)   Property and Equipment

As of December 31, 2003 the Company owned an internet Website valued at cost, $3,840. As of December 31, 2002 the Company did not own any property or equipment. The Company provides depreciation for machinery and equipment using the straight-line method over the estimated useful lives of the respective assets, which range from three to 39 years. Amortization of leasehold improvements is computed using the straight-line method over the lesser of the lease term or estimated useful lives of the improvements.

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

F - 9

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

F - 10

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

F - 11

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

F - 12

(4)   Property and Equipment

Property and equipment consists of the following at December 31, 2003 and 2002

	2003	2002

Furniture and equipment	$ -	$ -
Website	3,840	-
Leasehold improvements	-	-

	3,840	-
Less accumulated depreciation and amortization	-	-

	$ 3,840	$ -

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

(6)   Convertible Debentures

            Series A Debentures

On September 30, 2001, the Company issued $101,000 of one-year 12% convertible debentures. During 2002, $15,000 of principal amount of the debentures were converted into 375,000 shares of the Company’s common stock. The maturity date of the remaining $86,000 of debentures was extended to December 31, 2004. The debentures are convertible at the option of the holders at the conversion price of $0.04 per share or a total of 2,150,000 shares.

            Series B Debentures

F - 13

In June 2002, the Company issued $50,000 of one-year 12% convertible debentures. As of December 31, 2002, the debentures were converted into 1,250,000 shares of the Company’s common stock. Also, as of December 31, 2002, accrued interest on the debentures in the amount of $3,000 was converted into 75,000 shares of common stock.

(7)   Stockholders' Equity

On January 6, 2003 the Company issued 50,000 common shares for services for a value of $5,000, or $0.10 per share.

On January 6, 2003 the Company issued 50,000 common shares to retire debt owed by the Company for a value of $5,000, or $0.10 per share.

On April 1, 2003 the Company issued 3,058,956 common shares for services for a value of $458,843, or $0.15 per share.

On August 13, 2003 the Company issued 2,400,000 common shares for services for a value of $468,000, or $0.195 per share.

On October 30, 2003 the Company issued 750,000 common shares for services for a value of $180,000, or $0.24 per share.

On November 26, 2003 the Company issued 500,000 common shares for services for a value of $165,000, or $0.33 per share.

On November 26, 2003 the Company issued 200,000 common shares for an investment in Tammy Philips Fitness Boot Camp, LLC, a 50% interest, for a value of $66,000, or .33 per share.

    Investment

The Company invested in Tammy Philips Fitness Boot Camp, LLC, a 50% interest, for a value of $66,000, or .33 per share as noted above with the issuance of 200,000 common shares of Company stock. The value of the stock issued was based on the trading value of the Company’s stock in a public market and approximates the fair value of the investment. The investment may be considered temporary by the Company’s management and therefore is accounted for at its fair value. The method of accounting for this investment may change depending on management’s future plans regarding this investment and therefore the equity method and consolidation method may be future options. The Company applies Financial Accounting Standard No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, for its investments.

   Reverse Split

F - 14

On June 4, 2001, the Company's shareholders approved a 1-for-30 reverse split of the common stock.  All references to shares have been adjusted retroactively.

            Stock Options and Warrants

During 1999, YTIX granted options to purchase 15,000 shares of common stock.  These options were granted with an exercise price of $0.25 with a term of five years.

During 2000, YTIX granted options to employees to purchase 400,000 shares of common stock.  These options were granted with an average exercise price of $0.21 with a term of five and one half years. No options were granted in 2001, 2002 and 2003.

In June 2001, the board of directors of the Company approved the 2001 Stock Option Plan that authorized up to 3,000,000 shares to be issued.  The Company has reserved 3,000,000 shares of Common Stock for issuance under this plan.

The Company has also granted options under non-qualified option agreements.

Activity under the performance equity plan and non-qualified option agreements is as follows:

	Shares	Weighted Average Exercise Price

Outstanding at December 31, 2002	42,750	$ 8.71
Granted	-	-
Exercised	-	-
Canceled	-	-

Outstanding at December 31, 2003	42,750	$ 8.71

In September 2001, the Company granted warrants to purchase 3,398,440 shares of common stock to an investor relations firm which has entered into a consulting agreement with the Company.  The warrants, which expire at various dates between June 30, 2003 and March 31, 2004, were granted at exercise prices ranging from $.035 - $.08 which were below the market value of the underlying stock at the date of the grant.  Accordingly, the Company, in 2001, recorded consulting fee expense of $144,433 in connection with this transaction.  In addition, the Agreement provided for the issuance of a total of 3,228,518 shares of common stock in exchange for consulting services.  At December 31, 2001, 2,208,986 shares had been issued in connection with the consulting agreement described herein.  In September 2002, the consulting agreement was extended for an additional year. The extended agreement provides for payment of 3,398,440 shares of common stock of which 1,019,652, valued at $101,965, were issued as of December 31, 2002. No shares were issued during the year ended December 31, 2003.

F - 15

All other stock options issued to employees have an exercise price not less than the fair market value of the common stock on the date of grant, and in accounting for such options utilizing the intrinsic value method, there is no related compensation expense recorded in the Company's consolidated financial statements.  If compensation cost for stock-based compensation had been determined based on the fair market value of the stock options and stock purchase warrants on their dates of grant in accordance with SFAS 123, the Company's net loss for the year ended December 31, 2003 and 2002 would have been:

	2003	2002

Net loss:
As reported	$ (1,398,289)	$ (76,310)
Pro forma	(1,389,289)	(76,310)

Basic and diluted loss per common share:
As reported	$ (0.027)	$ (0.002)
Pro forma	(0.027)	(0.002)

Additional information relating to stock options and warrants outstanding and exercisable at December 31, 2003, summarized by exercise price follows:

Outstanding Weighted Average			Exercisable Weighted Average

	Life	Exercise		Exercise
Shares	(Years)	Price	Shares	Price

6,500.9		$ 7.50	6,500	$ 7.50
3,333	2.4	8.10	3,333	8.10
12,917	1.4	8.45	12,917	8.45
20,000.8		9.38	20,000	9.38

42,750			42,750

The computation of the effect on net earnings and earnings per share with respect to outstanding options and warrants in accordance with SFAS 123 was calculated using the Black-Scholes option-pricing model which included the following significant assumptions:

F - 16

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

(8)   Income Taxes

At December 31, 2003, the Company had net operating loss carryforwards of approximately $2,145,548 for financial statement and income tax purposes which will expire in varying amounts through 2023.  Due to change in ownership, the losses will be limited in their use and management has not determined the amount of losses that may ultimately be utilized.  Realization of deferred tax assets is dependent upon generating sufficient taxable income prior to their expiration.  A valuation allowance equal to the tax benefit of the net operating losses has been established since it is uncertain that future taxable income will be realized during the carryforward period.  Accordingly, a provision for income taxes had not been recorded in the accompanying financial statements.

(9)   Lease Commitments

Office facilities have been provided, without charge, to the Company by shareholder, Ultimate Franchise Systems, Inc. This arrangement is not covered by a lease. The Company may be required to pay rent in the future. As of December 31, 2003, the Company was not obligated under any lease commitments.
Total lease and rental expense for continuing operations was $0 in 2003 and 2002.

F - 17

(10)   Related Party Transactions

At December 31, 2003 and 2002, the Company has balances due from affiliates amounting to $0 and $100, respectively. The Company has received advances from certain related parties during the years ending December 31, 2003 and 2002. The balances at December 31, 2003 and 2002 amount to $89,610 and $68,600, respectively. The advances are due on demand and are non-interest bearing.

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

The Company's consolidated financial statements have been presented on a going concern basis which contemplates the realization and the satisfaction of liabilities in the normal course of business.  As more fully described below, the liquidity of the Company has been adversely affected by significant losses from operations.  The Company reported net losses of $1,398,289 and $76,310 for the years ended December 31, 2003 and 2002, respectively.  Additionally, there is a working capital deficit of $335,685 at December 31, 2003.

These conditions raise substantial doubt about the Company's ability to continue as a going concern without additional capital contributions and/or achieving profitable operations.  Management's plans are to generate revenue from the sale of new franchises and to raise additional capital through either debt or equity instruments.

F - 18