Form 10QSB
period 2004-03-31
WEIGHT LOSS FOREVER INTERNATIONAL INC
filed 2004-05-28
CIK 1100080

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

    [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

    [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number 000-28733

Weight Loss Forever International, Inc.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0430607 (I.R.S. Employer Identification No.)
120 International Parkway, Suite 120 Heathrow, FL (Address of principal executive offices)	32746 (Zip Code)

Registrant’s telephone number, including area code (407) 333-8998

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

Applicable only to corporate issuers

    State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of May 17, 2004, there were 49,620,849 shares of common stock, par value $0.0001, issued and outstanding.

Transitional Small Business Disclosure Format
(check one):

Yes ____     No   X

Weight Loss Forever International, Inc.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

This Quarterly Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management’s beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management’s Discussion and Analysis of Financial Condition or Plan of Operation.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company’s future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1   Financial Statements

WEIGHT LOSS FOREVER INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEET
As of March 31, 2004 and December 31, 2003

ASSETS

	3/31/2004	12/31/2003

CURRENT ASSETS

Cash	$3,025	$1,131
Accounts receivable:
Royalties and rebates (note 1)	11,537	11,537

Total Current Assets	14,562	12,668

PROPERTY AND EQUIPMENT

At cost net of accumulated depreciation	3,840	3,840

OTHER ASSETS

Franchise contract rights (note 7)	1,063,760	1,063,760
Investment (note 7)	66,000	66,000

TOTAL ASSETS	$1,148,162	$1,146,268

The accompanying notes are an integral part of these consolidated financial statements.

WEIGHT LOSS FOREVER INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEET
As of March 31, 2004 and December 31, 2003

LIABILITIES AND STOCKHOLDERS’ EQUITY

	3/31/2004	12/31/2003

CURENT LIABILITIES

Accounts payable and accrued expenses	$150,636	$134,623
Due to related parties (note 10)	89,610	89,610
Loans payable	86,835	28,100
Contract payable-Current portion (note 5)	88,250	96,020

Total current liabilities	415,331	348,353

LONG-TERM LIABILITIES

Contract payable (note 5)	178,917	171,147
Convertible debenture (note 6)	86,000	86,000

Total long-term liabilities	264,917	257,147

TOTAL LIABILITIES	680,248	605,500

SHAREHOLDERS’ EQUITY

Preferred stock - $.0001 par value
authorized 10,000,000 shares
issued and outstanding: none	-	-
Common stock - $.0001 par value;
authorized 100,000,000 shares;
issued and outstanding: 54,622,489 and 47,613,533	5,462	5,462
Additional paid-in-capital	2,680,854	2,680,854
Accumulated deficit	(2,218,402)	(2,145,548)

Total shareholders’ equity	467,914	540,768

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,148,162	$1,146,268

The accompanying notes are an integral part of these consolidated financial statements.

WEIGHT LOSS FOREVER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended March 31, 2004 and 2003

	3/31/2004	3/31/2003

REVENUES

Revenue	$7,570	$52,869

TOTAL REVENUES	7,570	52,869

EXPENSES

General and administrative	69,169	63,072

TOTAL EXPENSES	69,169	63,072

OPERATING INCOME (LOSS)	(61,599)	(10,203)

Interest expense	(11,255)	(7,080)

NET INCOME (LOSS)	$(72,854)	$(17,283)

Basic and diluted income (loss) per share:	$(0.00)	$(0.00)

	(less than $.01 per share)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING
	54,622,489	47,707,977

The accompanying notes are an integral part of these consolidated financial statements.

WEIGHT LOSS FOREVER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
As of March 31, 2004

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, December 31, 2001	35,114,881	$3,511	$394,336	$(670,949)	$(273,102)

Issuance of stock for services	1,394,652	140	124,326		124,466

Issuance of stock for acquisition of
Advanced Wellness franchise rights	3,204,000	320	127,840		128,160

Issuance of stock for acquisition of
Beverly Hills Weight Loss & Wellness
franchise rights	6,200,000	620	619,380		620,000

Issuance of stock for conversion of debentures	1,625,000	162	64,838		65,000

Issuance of stock for interest on debentures	75,000	8	2,992		3,000

Net Loss				(76,310)	(76,310)

Balances, December 31, 2002	47,613,533	4,761	1,333,712	(747,259)	591,214

Issuance of stock for conversion of debt	50,000	5	4,995		5,000

Issuance of for services	6,758,956	676	1,276,167		1,276,843

Issuance of stock for investment	200,000	20	65,980		66,000

Net Loss				(1,398,289)	(1,398,289)

Balances, December 31, 2003	54,622,489	5,462	2,680,854	(2,145,548)	540,768

Net Loss				(72,854)	(72,854)

Balances, March 31, 2004	54,622,489	$5,462	$2,680,854	$(2,218,402)	$467,914

The accompanying notes are an integral part of these consolidated financial statements.

WEIGHT LOSS FOREVER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2004 and 2003

CASH FLOWS FROM OPERATING ACTIVITIES	3/31/2004	3/31/2003

Net (loss)	$(72,854)	$(17,283)

Adjustments to reconcile net loss to net cash
used in operating activities:

Common stock issued for services and interest	-	5,000
Changes in operating asserts and liabilities:
Accounts receivable	-	(1,801)
Accounts payable and accrued expenses	16,013	10,396

Net cash flows provided by (used in) operating activities	(56,841)	(3,688)

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-

Net cash flows provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	-	5,000
Proceeds from loans payable	58,735	-
Principal payments-contract payable	-	(5,000)
Proceeds (repayment) loans payable	-	(6,000)

Net cash flows provided by (used in) financing activities	58,735	(6,000)

CASH RECONCILIATION

Net increase (decrease) in cash	1,894	(9,688)
Cash at beginning of period	1,131	21,951

.
CASH AT END OF PERIOD	$3,025	$12,263

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest	$-	$-
Cash paid during the year for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

WEIGHT LOSS FOREVER INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

March 31, 2004

(1) Summary of Significant Policies

(a) Nature of Operations

Weight Loss Forever International, Inc., (the “Company”) a Nevada corporation, franchises weight loss centers under the trade names Weight Loss Forever® and Beverly Hills Weight Loss & Wellness®, through subsidiary corporations, Weight Loss Management, Inc. and Beverly Hills Franchising Corp.

At March 31, 2004, the Company franchised 20 Weight Loss Forever® centers and 21 Beverly Hills Weight Loss & Wellness® clinics. At December 31, 2002, the Company franchised 20 Weight Loss Forever® centers and 20 Beverly Hills Weight Loss & Wellness® clinics. The Company, in addition to being a franchisor, had previously operated company-owned locations. As of May 31, 2002, the Company disposed of all its company-owned locations to concentrate on franchising. The franchised locations are primarily in Virginia, North Carolina, New England and Florida. The Company receives a non-refundable franchise fee, generally $20,000, from entities which enter into an agreement with the Company to own and operate a retail location. The franchisees are required to purchase the necessary furniture, fixtures, equipment and inventory either from the Company, from an affiliate of the Company, or from a source approved by the Company. During the term of the agreement, the Company receives a service fee equal to six percent of gross sales, payable weekly. Area developers receive a rebate on their units’ royalty fees and a discount on product orders. New agreements provide for a franchise term of ten years subject to renewal. The agreements provide for other fees and charges based on various conditions and circumstances. The Company provides operational assistance, training, periodic inspections, and continuing new product development. The Company also has the right to establish an advertising fund to which the franchisees would contribute. This fund has not yet been established.

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

(c) Inventories

The Company holds no inventory.

(d) Property and Equipment

The Company owns an internet website valued at cost, $3,840. The Company provides depreciation for machinery and equipment using the straight-line method over the estimated useful lives of the respective assets, which range from three to 39 years. Amortization of leasehold improvements is computed using the straight-line method over the lesser of the lease term or estimated useful lives of the improvements.

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

(j) Stock-Based Compensation

In October 1995, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”; (SFAS 123) which sets forth accounting and disclosure requirements for stock-based compensation arrangements.  The new statement encourages but does not require, companies to measure stock-based compensation using a fair value method, rather than the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 (“APB No. 25”;.)  The Company has adopted disclosure requirements of SFAS 123 and has elected to continue to record stock-based compensation expense using the intrinsic value approach prescribed by APB No. 25. Accordingly, the Company computes compensation cost for each employee stock option granted as the amount by which the quoted market price of the Company’s common stock on the date of grant exceeds the amount the employee must pay to acquire the stock. The amount of compensation cost, if any, will be charged to operations over the vesting period. SFAS 123 requires companies electing to continue using the intrinsic value method to make certain pro forma disclosures (see note 7).

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

Sale of WLFI-VA

On May 31, 2002, the Company sold all of the issued and outstanding stock of the Company’s subsidiary WLFI-VA to a corporation owned by the Company’s president. The transaction resulted in a gain to the Company of approximately $209,000. The Company also acquired from WLFI-VA all rights to franchise the Weight Loss Forever® concept and all related intellectual property. The Company also changed its operations so as to only franchise weight loss centers and no longer own and operate them. Accordingly, the financial statements have been restated to reflect WLFI-VA as a discontinued operation.

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

(3) Goodwill

As a consequence of the sale by the Company, on May 31, 2002, of its subsidiary WLFI-VA, the Company disposed of all recorded goodwill resulting from prior acquisitions made by the subsidiary. Although, as of December 31, 2002, the Company did not include goodwill as a corporate asset, it has adopted Financial Accounting Standards Board (FASB) approved SFAS No. 142, “Goodwill and Other Intangible Assets,” and will not, in the future, amortize goodwill and other intangible assets with indefinite lives. The Company plans to test goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value.

(4) Property and Equipment

Property and equipment consists of the following at December 31, 2003 and 2002:

	2003	2002

Furniture and equipment	$-	$-
Website	3,840	-
Leasehold improvements	-	-

	3,840	-
Less accumulated depreciation and amortization	-	-

	$3,840	$-

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

(7) Stockholders’ Equity

On January 6, 2003 the Company issued 50,000 common shares for services for a value of $5,000, or $0.10 per share.

On January 6, 2003 the Company issued 50,000 common shares to retire debt owed by the Company for a value of $5,000, or $0.10 per share.

On April 1, 2003 the Company issued 3,058,956 common shares for services for a value of $458,843, or $0.15 per share

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

Reverse Split

On June 4, 2001, the Company’s shareholders approved a 1-for-30 reverse split of the common stock. All references to shares have been adjusted retroactively.

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

The Company has also granted options under non-qualified option agreements.

Activity under the performance equity plan and non-qualified option agreements is as follows:

	Shares	Weighted Average Exercise Price

Outstanding at December 31, 2002	42,750	$8.71
Granted	-	-
Exercised	-	-
Canceled	-	-

Outstanding at December 31, 2003	42,750	$8.71

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

All other stock options issued to employees have an exercise price not less than the fair market value of the common stock on the date of grant, and in accounting for such options utilizing the intrinsic value method, there is no related compensation expense recorded in the Company’s consolidated financial statements. If compensation cost for stock-based compensation had been determined based on the fair market value of the stock options and stock purchase warrants on their dates of grant in accordance with SFAS 123, the Company’s net loss for the year ended December 31, 2003 and 2002 would have been:

15

	2003		2002

Net loss:
As reported		$(1,389,289)		$(76,310)
Pro forma		(1,389,289)		(76,310)

Basic and diluted loss per common share:
As reported	$	(0.027)	$	(0.002)
Pro forma		(0.027)		(0.002)

Additional information relating to stock options and warrants outstanding and exercisable at December 31, 2003, summarized by exercise price follows:

Outstanding Weighted Average			Exercisable Weighted Average

	Life	Exercise		Exercise
Shares	(Years)	Price	Shares	Price

6,500.9		$ 7.50	6,500	$ 7.50
3,333	2.4	8.10	3,333	8.10
12,917	1.4	8.45	12,917	8.45
20,000.8		9.38	20,000	9.38

42,750			42,750

The computation of the effect on net earnings and earnings per share with respect to outstanding options and warrants in accordance with SFAS 123 was calculated using the Black-Scholes option-pricing model which included the following significant assumptions:

	Options	Purchase Warrants

Risk-free interest rate	7.0%	5.0%
Expected volatility	5.0%	5.0%
Expected dividend yield	0.0%	0.0%
Expected life	6.5 years	2 years

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

In October 2002, the Company acquired the assets of Beverly Hills Weight Loss & Wellness from Charles Bolianites. Upon completion of the acquisition, Mr. Bolianites, became a director of the Company. As part of the acquisition, the Company entered into a consulting agreement whereby Mr. Bolianites is scheduled to receive $6,250 per month for 60 months. (See Consulting Agreement- Note 5)

(11) Going Concern

The Company’s consolidated financial statements have been presented on a going concern basis which contemplates the realization and the satisfaction of liabilities in the normal course of business. As more fully described below, the liquidity of the Company has been adversely affected by significant losses from operations. The Company reported net losses of $1,398,289 and $76,310 for the years ended December 31, 2003 and 2002, respectively. Additionally, there is a working capital deficit of $335,685 at December 31, 2003.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern without additional capital contributions and/or achieving profitable operations. Management’s plans are to generate revenue from the sale of new franchises and to raise additional capital through either debt or equity instruments.

ITEM 2   Managements Discussion and Analysis or Plan of Operation

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

Although the forward-looking statements in this Quarterly Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

Overview

We franchise weight loss and nutrition retail clinics offering all-natural herbal dietary supplements. As of March 31, 2004, we have franchised 20 Weight Loss Forever® centers, 19 Beverly Hills Weight Loss & Wellness® clinics, and we have 3 Tammy Phillips Fitness Boot Camps opened and another 30 under contract. We generate revenue through royalty agreements, and we generally receive 6% of the revenues of our franchised locations, payable on a weekly basis.

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

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Results of Operations

Introduction

Our operations for the first quarter of 2004 were essentially the same as for the same quarter in 2003. Since 2002, we disposed of all of our company-owned locations and have focused our business plan only on being a franchisor and on targeting one or more acquisition candidates.

Revenues and Loss from Operations

Our revenue, general and administrative expenses, and loss from continuing operations for the quarter ended March 31, 2004 as compared to the quarter ended March 31, 2003 and the quarter ended December 31, 2003 are as follows:

	Quarter Ended March 31, 2004	Quarter Ended March 31, 2003	Quarter Ended December 31, 2003

Revenue	$7,570	$42,604	$13,783
General & Administrative Expenses	69,169	63,072	1,126,679

Loss from Operations	(61,599)	(10,203)	(1,145,391)

Our revenue for the first quarter of 2004 is significantly less than the first quarter of 2003 because discounted royalties were granted to franchisees to assist in expanding the number of their clinic locations. Our Revenue for the first quarter of 2004 is significantly less than the immediately preceding quarter, the fourth quarter of 2003, because of this same plan being continued by management.

Our general and administrative expenses for the first quarter of 2004 are relatively similar to the expenses for the first quarter of 2003, $69,169 compared to $63,072, respectively. Our general and administrative expenses for the fourth quarter of 2003 were significantly more than the other quarters because of consulting fees for franchise development and expansion.

Interest Expense, Taxes, and Net Loss

Our interest expense, taxes, and net loss for the quarter ended March 31, 2004 as compared to the quarter ended March 31, 2003 and the quarter ended December 31, 2003 are as follows:

	Quarter Ended March 31, 2004	Quarter Ended March 31, 2003	Quarter Ended December 31, 2003

Interest Expense	$11,255	$7,080	$11,255
Taxes	-	-	-
Net Loss	(72,854)	(17,283)	(1,124,151)

Liquidity and Capital Resources

Introduction

During the first quarter of 2004, as with all of 2003, we did not generate positive operating cash flows. As the Tammy Phillips Boot Camps are opened, and as our franchise stores increase operations, we anticipate an increase in our operating cash flow. We also anticipate that one-time and transaction related expenses will decrease, as they have during the first quarter of 2004. However, we will likely not achieve positive operating cash flow during 2004. To date, we have funded operations primarily through the issuance of equity securities, and anticipate continuing to do so in 2004.

Our cash, current assets, total assets, current liabilities, and total liabilities as of March 31, 2004 as compared to December 31, 2003 were:

	As of March 31, 2004	As of December 31, 2003	Change

Cash	$3,025	$1,131	$1,894
Total current assets	14,562	12,668	1,894
Total assets	1,148,162	1,146,268	1,894
Total current liabilities	415,331	348,353	66,978
Total liabilities	680,248	605,500	74,748

Cash Requirements

For the quarter ended March 31, 2004 our net cash used in operating activities was ($56,841), as compared to ($3,688) for the quarter ended March 31, 2003. Negative operating cash flows during the first quarter of 2004 were primarily created by a net loss from operations of $72,854, offset by an increase in accounts payable and accrued expenses of $16,013.

Sources and Uses of Cash

Net cash used in investing activities was $zero for both quarters. Net cash provided by financing activities was $58,735 and $(6,000), respectively, for the quarters ended March 31, 2004 and 2003, respectively.

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

ITEM 3   Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer (or those persons performing similar functions), after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days of the filing of this quarterly report (the “Evaluation Date”), have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

PART II – OTHER INFORMATION

ITEM 1   Legal Proceedings

In the ordinary course of business, we are from time to time involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations. However, in the opinion of our management, matters currently pending or threatened against us are not expected to have a material adverse effect on our financial position or results of operations.

ITEM 2   Changes in Securities and Use of Proceeds

There have been no events which are required to be reported under this Item.

ITEM 3   Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4   Submission of Matters to a Vote of Security Holders

There have been no events which are required to be reported under this Item.

ITEM 5   Other Information

On February 25, 2004, we entered into a Promissory Note in the principal amount of $650,000. The note reduced to writing our previous oral obligation to the holder of the Note, CLD Corporate Relations, Inc., an entity of which one of our officers and directors, Byron Rambo, is the President. We incurred this obligation as a result of the settlement of a dispute with CLD.

On February 25, 2004, we entered into a Demand Note in the principal amount of up to $100,000 with an unaffiliated third party. Under the terms of the note, at such time as we and the holder agree, we can borrow funds from the holder to cover our short term working capital needs. On April 28, 2004, we entered into a First Amendment to Demand Note increasing the principal amount of the loan up to $200,000. As of March 31, 2004, we were indebted to the holder under the note in the amount of $66,166.

On February 25, 2004, we entered into a promissory note in the principal amount of $171,541. This note consolidated eleven (11) different existing notes that had been assigned and extended by various holders in the past. The holder of the note, Harding Investment Services Fund, Inc. is an entity of which one of our officers and directors, Byron Rambo, is an officer.

Effective May 1, 2004, Tim Murray was appointed by our Board of Directors to fill a vacancy on the Board of Directors created by the resignation of Charles Bolianites III. Mr. Murray joins John Martin, Byron Rambo, Michael D’Apolito, and Harold J. Kestenbaum as Directors.

ITEM 6   Exhibits and Reports on Form 8-K

(a)   Exhibits

3.1 (1)	Articles of Incorporation of BNE Associates, Inc. dated May 9, 1996.

3.2 (1)	Certificate of Amendment of Articles of Incorporation dated May 5, 1998 changing our name to Occidental Rand Corporation, increasing our authorized common stock, and effecting a forward stock split.

3.3 (1)	Certificate of Amendment of Articles of Incorporation dated December 30, 1998 effecting a forward stock split.

3.4 (1)	Certificate of Amendment of Articles of Incorporation dated August 27, 1999 changing our name to youticket.com, inc. and increasing our authorized common stock.

3.5 (2)	Certificate of Amendment of Articles of Incorporation dated April 2001 increasing our authorized common stock and effecting a reverse stock split.

3.6 (2)	Restated Articles of Incorporation of youticket.com, inc. dated April 2001.

3.7 (3)	Certificate of Amendment of Articles of Incorporation dated March 2002 changing our name to Weight Loss Forever International, Inc.

3.8 (1)	Bylaws of youticket.com, inc.

10.1	Promissory Note dated February 25, 2004

10.2	Promissory Note dated February 25, 2004 Consolidating Existing Debt

10.3	Demand Promissory Note dated February 25, 2004

10.4	First Amendment to Demand Promissory Note dated April 28, 2004

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)   Incorporated by reference from our Form 10-SB filed with the Commission on December 30, 1999.

(2)   Incorporated by reference from our Schedule 14C Information Statement filed with the Commission on May 11, 2001.

(3)   Incorporated by reference from our Schedule 14C Information Statement filed with the Commission on March 1, 2002

(b)   Reports on Form 8-K

On January 5, 2003, we filed an Item 5 Current Report on Form 8-K dated January 2, 2004 describing changes to our officers and directors.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 26, 2004	/s/ John Martin

	By:	John Martin
	Its:	President

Dated: May 26, 2004	/s/ Byron Rambo

	By:	Byron Rambo
	Its:	Chief Financial Officer

