Form 10QSB
period 2004-06-30
Beverly Hills Weight Loss & Wellness, Inc
filed 2004-09-07
CIK 1100080

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

[  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number 000-28733

Beverly Hills Weight Loss and Wellness, Inc.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0430607 (I.R.S. Employer Identification No.)
120 International Parkway, Suite 120 Heathrow, FL (Address of principal executive offices)	32746 (Zip Code)

Registrant’s telephone number, including area code (757) 497-8899

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of August 20, 2004, there were 55,118,062 shares of common stock, par value $0.0001, issued and outstanding.

Transitional Small Business Disclosure Format
(check one):

Yes ____     No   X   .

Beverly Hills Weight Loss and Wellness, Inc.

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

ITEM 1   Financial Statements

BEVERLY HILLS WEIGHT LOSS AND WELLNESS, INC.
CONSOLIDATED BALANCE SHEET
As of June 30, 2004 and December 31, 2003

ASSETS

	6/30/2004	12/31/2003

CURRENT ASSETS

Cash	$-	$1,131
Accounts receivable:
Royalties and rebates (note 1)	11,537	11,537

Total Current Assets	11,537	12,668

PROPERTY AND EQUIPMENT

At cost net of accumulated depreciation	3,840	3,840

OTHER ASSETS

Franchise contract rights (note 7)	1,063,760	1,063,760
Investment (note 7)	66,000	66,000

TOTAL ASSETS	$1,145,137	$1,146,268

The accompanying notes are an interal part of these consolidated financial statements.

BEVERLY HILLS WEIGHT LOSS AND WELLNESS, INC.
CONSOLIDATED BALANCE SHEET
As of June 30, 2004 and December 31, 2003

LIABILITIES AND STOCKHOLDERS' EQUITY

	6/30/2004	12/31/2003

CURENT LIABILITIES

Bank overdraft	$654	$-
Accounts payable and accrued expenses	161,891	134,623
Due to related parties (note 10)	132,024	89,610
Loans payable	86,835	28,100
Contract payable-Current portion (note 5)	88,250	96,020

Total current liabilities	469,654	348,353

LONG-TERM LIABILITIES

Contract payable (note 5)	178,917	171,147
Convertible debenture (note 6)	86,000	86,000

Total long-term liabilities	264,917	257,147

TOTAL LIABILITIES	734,571	605,500

SHAREHOLDERS' EQUITY

Preferred stock - $.0001 par value
authorized 10,000,000 shares
issued and outstanding: none	-	-
Common stock - $.0001 par value;
authorized 500,000,000 shares;
issued and outstanding: 55,122,489 and 47,613,533	5,512	5,462
Additional paid-in-capital	2,720,804	2,680,854
Accumulated deficit	(2,315,750)	(2,145,548)

Total shareholders' equity	410,566	540,768

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,145,137	$1,146,268

The accompanying notes are an interal part of these consolidated financial statements.

BEVERLY HILLS WEIGHT LOSS AND WELLNESS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ended June 30, 2004 and 2003

	Three Months ended		Six Months ended
	6/30/2004	6/30/2003	6/30/2004	6/30/2003

REVENUES

Revenue	$2,534	$36,989	$10,104	$89,858

TOTAL REVENUES	2,534	36,989	10,104	89,858

EXPENSES

General and administrative	88,627	153,491	157,796	216,563

TOTAL EXPENSES	88,627	153,491	157,796	216,563

OPERATING INCOME (LOSS)	(86,093)	(116,502)	(147,692)	(126,705)

Interest expense	(11,255)	(7,080)	(22,510)	(14,160)

NET INCOME (LOSS)	$(97,348)	$(123,582)	$(170,202)	$(140,865)

Basic and diluted income (loss) per share:			$(0.00)	$(0.00)

			(less than $.01 per share)

WEIGHTED AVERAGE COMMON

SHARES OUTSTANDING			54,872,486	48,730,407

The accompanying notes are an interal part of these consolidated financial statements.

BEVERLY HILLS WEIGHT LOSS AND WELLNESS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
As of June 30, 2004

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, December 31, 2001	35,114,881	$3,511	$394,336	$(670,949)	$(273,102)

Issuance of stock for services	1,394,652	140	124,326		124,466

Issuance of stock for acquisition of
Advanced Wellness franchise rights	3,204,000	320	127,840		128,160

Issuance of stock for acquisition of
Beverly Hills Weight Loss & Wellness
franchise rights	6,200,000	620	619,380		620,000

Issuance of stock for conversion of debentures	1,625,000	162	64,838		65,000

Issuance of stock for interest on debentures	75,000	8	2,992		3,000

Net Loss				(76,310)	(76,310)

Balances, December 31, 2002	47,613,533	4,761	1,333,712	(747,259)	591,214

Issuance of stock for conversion of debt	50,000	5	4,995		5,000

Issuance of for services	6,758,956	676	1,276,167		1,276,843

Issuance of stock for investment	200,000	20	65,980		66,000

Net Loss				(1,398,289)	(1,398,289)

Balances, December 31, 2003	54,622,489	5,462	2,680,854	(2,145,548)	540,768

Stock issued as officer compensation
on June 7, 2004 for a value
of $40,000 or $0.08 per share	500,000	50	39,950		40,000

Net Loss				(170,202)	(170,202)

Balances, June 30, 2004	55,122,489	$5,512	$2,720,804	$(2,315,750)	$410,566

The accompanying notes are an interal part of these consolidated financial statements.

BEVERLY HILLS WEIGHT LOSS AND WELLNESS, INC.
F/K/A WEIGHT LOSS FOREVER INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

June 30, 2004

(1)   Summary of Significant Policies

(a)   Nature of Operations

Beverly Hills Weight Loss and Wellness, Inc. (f/k/a Weight Loss Forever International, Inc)., (the “Company”) a Nevada corporation, franchises weight loss centers under the trade names Weight Loss Forever® and Beverly Hills Weight Loss & Wellness®, through subsidiary corporations, Weight Loss Management, Inc. and Beverly Hills Franchising Corp.

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

(j)   Stock-Based Compensation

In October 1995, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”; (SFAS 123) which sets forth accounting and disclosure requirements for stock-based compensation arrangements. The new statement encourages but does not require, companies to measure stock-based compensation using a fair value method, rather than the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 (“APB No. 25”.) The Company has adopted disclosure requirements of SFAS 123 and has elected to continue to record stock-based compensation expense using the intrinsic value approach prescribed by APB No. 25. Accordingly, the Company computes compensation cost for each employee stock option granted as the amount by which the quoted market price of the Company's common stock on the date of grant exceeds the amount the employee must pay to acquire the stock. The amount of compensation cost, if any, will be charged to operations over the vesting period. SFAS 123 requires companies electing to continue using the intrinsic value method to make certain pro forma disclosures (see note 7).

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

(3)   Goodwill

As a consequence of the sale by the Company, on May 31, 2002, of its subsidiary WLFI-VA, the Company disposed of all recorded goodwill resulting from prior acquisitions made by the subsidiary. Although, as of December 31, 2002, the Company did not include goodwill as a corporate asset, it has adopted Financial Accounting Standards Board (FASB) approved SFAS No. 142, “Goodwill and Other Intangible Assets”, and will not, in the future, amortize goodwill and other intangible assets with indefinite lives. The Company plans to test goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value.

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

(7)   Stockholders' Equity

On June 7, 2004 the Company issued 500,000 common shares for services by the Company’s Secretary for a value of $40,000, or $0.08 per share.

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

		2003		2002

Net loss:
As reported		$(1,398,289)		$(76,310)
Pro forma		(1,389,289)		(76,310)

Basic and diluted loss per common share:
As reported	$	(0.027)	$	(0.002)
Pro forma		(0.027)		(0.002)

Additional information relating to stock options and warrants outstanding and exercisable at December 31, 2003, summarized by exercise price follows:

Outstanding Weighted Average				Exercisable Weighted Average

	Life		Exercise		Exercise
Shares	(Years	)	Price	Shares	Price

6,500.9			$7.50	6,500	$7.50
3,333	2.4		8.10	3,333	8.10
12,917	1.4		8.45	12,917	8.45
20,000.8			9.38	20,000	9.38

42,750				42,750

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

Overview

We franchise weight loss and nutrition retail clinics offering all-natural herbal dietary supplements. As of June 30, 2004, we have franchised 20 Weight Loss Forever® centers, 19 Beverly Hills Weight Loss & Wellness® clinics, and we have 3 Tammy Phillips Fitness Boot Camps opened and another 30 under contract. We generate revenue through royalty agreements, and we generally receive 6% of the revenues of our franchised locations, payable on a weekly basis.

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

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Results of Operations

Introduction

Our operations for the second quarter of 2004 were essentially the same as for the same quarter in 2003. Since 2002, we disposed of all of our company-owned locations and have focused our business plan only on being a franchisor and on targeting one or more acquisition candidates.

Revenues and Loss from Operations

Our revenue, general and administrative expenses, and loss from continuing operations for the quarter ended June 30, 2004 as compared to the quarter ended June 30, 2003 and the quarter ended March 31, 2004 are as follows:

	Quarter Ended June 30, 2004	Quarter Ended June 30, 2003	Quarter Ended March 31, 2004

Revenue	$ 2,534	$ 36,989	$ 7,570
General & Administrative Expenses	88,627	153,491	69,169

Loss from Operations	(86,093)	(116,502)	(61,599)

Our revenue for the second quarter of 2004 is significantly less than the first quarter because discounted royalties were granted to franchisees to assist in expanding the number of their clinic locations. Our revenue for the second quarter of 2004 is significantly less than the same quarter in 2003, because of this same plan being continued by management.

Our general and administrative expenses for the second quarter of 2004 are significantly less than the expenses for the second quarter of 2003, $88,627 compared to $153,491, respectively, as we are no longer operating Company stores. Our general and administrative expenses for the first quarter of 2004 were relatively the same.

Interest Expense, Taxes, and Net Loss

Our interest expense, taxes, and net loss for the quarter ended June 30, 2004 as compared to the quarter ended June 30, 2003 and the quarter ended March 31, 2004 are as follows:

	Quarter Ended June 30, 2004	Quarter Ended June 30, 2003	Quarter Ended March 31, 2004

Interest Expense	$ 11,255	$ 7,080	$ 11,255
Taxes	-	-	-
Net Loss	(97,348)	(123,582)	(72,854)

Liquidity and Capital Resources

Introduction

During the second quarter of 2004, as with all of 2003, we did not generate positive operating cash flows. As the Tammy Phillips Boot Camps are opened, and as our franchise stores increase operations, we anticipate an increase in our operating cash flow. We also anticipate that one-time and transaction related expenses will decrease, as they have during the first and second quarters of 2004. However, we will likely not achieve positive operating cash flow during 2004. To date, we have funded operations primarily through the issuance of equity securities, and anticipate continuing to do so in 2004.

Our cash, current assets, total assets, current liabilities, and total liabilities as of June 30, 2004 as compared to March 31, 2004 were:

	As of June 30, 2004	As of March 31, 2004	Change

Cash	$ (654)	$ 3,025	$ (3,679)
Total current assets	11,537	14,562	(3,025)
Total assets	1,145,137	1,148,162	3,025
Total current liabilities	469,654	415,331	54,323
Total liabilities	734,571	680,248	54,323

Cash Requirements

For the six months ended June 30, 2004 our net cash used in operating activities was ($102,934), as compared to ($8,496) for the six months ended June 30, 2003. Negative operating cash flows during the six months were primarily created by a net loss from operations of $147,692, offset by an increase in accounts payable and accrued expenses of $27,268.

Sources and Uses of Cash

Net cash used in investing activities was $zero for both quarters. Net cash provided by financing activities was $101,149 and $(6,999), respectively, for the six months ended June 30, 2004 and 2003, respectively.

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

ITEM 2   Changes in Securities and Use of Proceeds

On May 5, 2004, we issued 3,043,012 shares of common stock without restriction in accordance with Rule 144(k), to the holder of a warrant who exercised the warrant in full. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder was accredited.

On May 12, 2004, we issued 500,000 shares of common stock, restricted in accordance with Rule 144, to Byron Rambo, our secretary, for services rendered. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder was accredited.

On May 12, 2004, we issued 25,000 shares of common stock, restricted in accordance with Rule 144, to one of our franchisees. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder was a sophisticated investor.

On June 7, 2004, we approved the issuance of 500,000 shares of common stock, restricted in accordance with Rule 144, to Tim Murray for service rendered as a Director. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder was accredited.

ITEM 3   Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4   Submission of Matters to a Vote of Security Holders

On June 25, 2004, we held our annual meeting of shareholders. Proxies were not solicited from the shareholders.

Five individuals were elected to our Board of Directors, namely John Martin, Byron Rambo, Michael D’Apolito, Harold Kestenbaum, and Tim Murray. Each of the individuals were directors prior to the meeting. The results of the voting were as follows:

					Broker
Director	Votes For	Votes Against	Votes Withheld	Abstentions	Non-Votes

John Martin	25,537,870	-0-	-0-	-0-	-0-
Byron Rambo	25,537,870	-0-	-0-	-0-	-0-
Michael D’Apolito	25,537,870	-0-	-0-	-0-	-0-
Harold Kestenbaum	25,537,870	-0-	-0-	-0-	-0-
Tim Murray	25,537,870	-0-	-0-	-0-	-0-

The other matters on which the shareholders voted, and the results of voting, were:

1.   Approval of an amendment to our Articles of Incorporation to do three (3) things: (a) change the name of the Company to Beverly Hills Weight Loss and Wellness, Inc.; (b) effectuate a 3-for-1 forward stock split of the Company’s issued and outstanding common stock; and (c) increase the Company’s authorized common stock to 500,000,000 shares;

Broker
Votes For	Votes Against	Votes Withheld	Abstentions	Non-Votes

25,537,870	-0-	-0-	-0-	-0-

2.   Ratification of the appointment of Gately & Associates, LLC as independent auditors of the Company for the fiscal year ending December 31, 2004.

Broker
Votes For	Votes Against	Votes Withheld	Abstentions	Non-Votes

25,537,870	-0-	-0-	-0-	-0-

A more detailed description of each agenda item at the annual shareholders meeting can be found in our Schedule 14C Information Statement dated and filed with the Securities and Exchange Commission on May 28, 2004

Subsequent to the 2004 Annual Shareholders Meeting, the Board of Directors voted to postpone the 3-for-1 forward stock split until a later date. Because the shareholders approved the forward stock split at the meeting, the Board of Directors will have the discretion to effectuate the split at the time of its choosing at a reasonable time in the future.

ITEM 5   Other Information

Effective on July 8, 2004, we changed our name to Beverly Hills Weight Loss and Wellness, Inc.

    ITEM 6   Exhibits and Reports on Form 8-K

(a)   Exhibits

3.1 (1)	Articles of Incorporation of BNE Associates, Inc. dated May 9, 1996.

3.2 (1)	Certificate of Amendment of Articles of Incorporation dated May 5, 1998 changing our name to Occidental Rand Corporation, increasing our authorized common stock, and effecting a forward stock split.

3.3 (1)	Certificate of Amendment of Articles of Incorporation dated December 30, 1998 effecting a forward stock split.

3.4 (1)	Certificate of Amendment of Articles of Incorporation dated August 27, 1999 changing our name to youticket.com, inc. and increasing our authorized common stock.

3.5 (2)	Certificate of Amendment of Articles of Incorporation dated April 2001 increasing our authorized common stock and effecting a reverse stock split.

3.6 (2)	Restated Articles of Incorporation of youticket.com, inc. dated April 2001.

3.7 (3)	Certificate of Amendment of Articles of Incorporation dated March 2002 changing our name to Weight Loss Forever International, Inc.

3.8	Corrected Certificate of Amendment of Articles of Incorporation dated June 25, 2004

3.9 (1)	Bylaws of youticket.com, inc.

10.1	Assignment of Warrants dated April 28, 2004

10.2	Extension and Amendment of Warrant Agreement dated April 28, 2004

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)   Incorporated by reference from our Form 10-SB filed with the Commission on December 30, 1999.

(2)   Incorporated by reference from our Schedule 14C Information Statement filed with the Commission on May 11, 2001.

(3)   Incorporated by reference from our Schedule 14C Information Statement filed with the Commission on March 1, 2002

(b)   Reports on Form 8-K

On May 4, 2004, we filed an Item 5 Current Report on Form 8-K dated April 28, 2004 describing the issuance of 3,043,012 shares of our common stock as part of a settlement with a warrant holder.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 2, 2004	/s/ John Martin

	By:	John Martin
	Its:	President

Dated: September 7, 2004	/s/ Byron Rambo

	By:	Byron Rambo
	Its:	Chief Financial Officer

