Form 10QSB
period 2004-09-30
Beverly Hills Weight Loss & Wellness, Inc
filed 2004-11-24
CIK 1100080

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from _______________ to _______________.

                        COMMISSION FILE NUMBER 000-28733

                  BEVERLY HILLS WEIGHT LOSS AND WELLNESS, INC.
        (Exact name of small business issuer as specified in its charter)

                   NEVADA                                    88-0430607
      (State or other jurisdiction of                       (IRS Employer
       incorporation or organization)                    Identification No.)

                      120 INTERNATIONAL PARKWAY, SUITE 120
                               HEATHROW, FL 32746
                    (Address of principal executive offices)

                                 (757) 497-8899
                           (Issuer's telephone number)

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes |X| No |_|

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

      Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes No .

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of November 23, 2004, there were 58,594,062 shares of common stock, par value $0.0001, issued and outstanding.

                  TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
                                  (check one):

                                 Yes |_| No |X|.

                  BEVERLY HILLS WEIGHT LOSS AND WELLNESS, INC.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION................................................3

ITEM 1      Financial Statements..............................................3
ITEM 2      Managements Discussion and Analysis or Plan of Operation.........19
ITEM 3      Controls and Procedures..........................................23

PART II - OTHER INFORMATION..................................................24

ITEM 1      Legal Proceedings................................................24
ITEM 2      Unregistered Sales of Equity Securites and Use of Proceeds.......24
ITEM 3      Defaults Upon Senior Securities..................................24
ITEM 4      Submission of Matters to a Vote of Security Holders..............24
ITEM 5      Other Information................................................24
ITEM 6      Exhibits.........................................................25

                         PART I - FINANCIAL INFORMATION

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

ITEM 1 FINANCIAL STATEMENTS

                  BEVERLY HILLS WEIGHT LOSS AND WELLNESS, INC.
                           CONSOLIDATED BALANCE SHEET
                 AS OF SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

                                     ASSETS

                                                        9/30/2004     12/31/2003
                                                        ----------    ----------
CURRENT ASSETS

       Cash                                             $      555    $    1,131
       Accounts receivable:
          Royalties and rebates (note 1)                    11,537        11,537
                                                        ----------    ----------

                  Total Current Assets                      12,092        12,668

PROPERTY AND EQUIPMENT

       At cost net of accumulated depreciation               3,840         3,840

OTHER ASSETS

       Franchise contract rights (note 7)                1,063,760     1,063,760
       Investment (note 7)                                  66,000        66,000

       TOTAL ASSETS                                     $1,145,692    $1,146,268
                                                        ==========    ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  BEVERLY HILLS WEIGHT LOSS AND WELLNESS, INC.
                           CONSOLIDATED BALANCE SHEET
                    AS OF JUNE 30, 2004 AND DECEMBER 31, 2003

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      9/30/2004      12/31/2003
                                                     -----------    -----------
CURENT LIABILITIES

       Accounts payable and accrued expenses         $   184,401    $   134,623
       Due to related parties (note 10)                  139,523         89,610
       Loans payable                                      86,835         28,100
       Contract payable-Current portion (note 5)          88,250         96,020
                                                     -----------    -----------

                  Total current liabilities              499,009        348,353

LONG-TERM LIABILITIES

       Contract payable (note 5)                         178,917        171,147
       Convertible debenture (note 6)                     86,000         86,000
                                                     -----------    -----------

                   Total long-term liabilities           264,917        257,147
                                                     -----------    -----------

       TOTAL LIABILITIES                                 763,926        605,500
                                                     -----------    -----------

SHAREHOLDERS' EQUITY

       Preferred stock - $.0001 par value
         authorized 10,000,000 shares
         issued and outstanding: none                         --             --
       Common stock - $.0001 par value;
          authorized 500,000,000 shares;
          issued and outstanding: 55,122,489
          and 47,613,533                                   5,816          5,462
       Additional paid-in-capital                      2,806,712      2,680,854
       Stock Subscription Receivable                     (86,212)
       Accumulated deficit                            (2,344,550)    (2,145,548)
                                                     -----------    -----------

                  Total shareholders' equity             381,766        540,768
                                                     -----------    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $ 1,145,692    $ 1,146,268
                                                     ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  BEVERLY HILLS WEIGHT LOSS AND WELLNESS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE ANDSIX MONTHS ENDED JUNE 30, 2004 AND 2003

                                         Three Months ended              Nine Months ended
                                     9/30/2004       9/30/2003       9/30/2004        9/30/2003
                                    ------------    ------------    ------------    ------------
REVENUES
       Revenue                      $     10,713    $     42,604    $     13,248    $    132,461
                                    ------------    ------------    ------------    ------------

       TOTAL REVENUES                     10,713          42,604          13,248         132,461
                                    ------------    ------------    ------------    ------------

 EXPENSES

       General and administrative         17,004         168,797         178,485         385,359
                                    ------------    ------------    ------------    ------------

       TOTAL EXPENSES                     17,004         168,797         178,485         385,359
                                    ------------    ------------    ------------    ------------

OPERATING INCOME (LOSS)                   (6,291)       (126,193)       (165,237)       (252,898)

       Interest expense                  (11,255)         (7,080)        (33,765)        (21,240)
                                    ------------    ------------    ------------    ------------

NET INCOME (LOSS)                   $    (17,546)   $   (133,273)   $   (199,002)   $   (274,138)
                                    ============    ============    ============    ============

BASIC INCOME (LOSS) PER SHARE:                                      $      (0.00)   $      (0.01)
                                                                    ------------    ------------

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                                                 54,872,486      49,071,217
                                                                    ------------    ------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  BEVERLY HILLS WEIGHT LOSS AND WELLNESS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
                            AS OF SEPTEMBER 30, 2004

                                                                                    ADDITIONAL
                                                          COMMON STOCK               PAID-IN          ACCUMULATED
                                                    SHARES          AMOUNT           CAPITAL            DEFICIT          TOTAL
                                                 -----------      -----------      ------------      ------------     -----------

Balances, December 31, 2001                       35,114,881      $     3,511      $    394,336      $   (670,949)    $  (273,102)
                                                 -----------      -----------      ------------      ------------     -----------

Issuance of stock for services                     1,394,652              140           124,326                           124,466

Issuance of stock for acquisition of
       Advanced Wellness franchise rights          3,204,000              320           127,840                           128,160

Issuance of stock for acquisition of
       Beverly Hills Weight Loss & Wellness
       franchise rights                            6,200,000              620           619,380                           620,000

Issuance of stock for conversion of debentures     1,625,000              162            64,838                            65,000

Issuance of stock for interest on debentures          75,000                8             2,992                             3,000

Net Loss                                                                                                  (76,310)        (76,310)
                                                 -----------      -----------      ------------      ------------     -----------

Balances, December 31, 2002                       47,613,533            4,761         1,333,712          (747,259)        591,214
                                                 -----------      -----------      ------------      ------------     -----------

Issuance of stock for conversion of debt              50,000                5             4,995                             5,000

Issuance of stock for services                     6,758,956              676         1,276,167                         1,276,843

Issuance of stock for investment                     200,000               20            65,980                            66,000

Net Loss                                                                                               (1,398,289)     (1,398,289)
                                                 -----------      -----------      ------------      ------------     -----------

Balances, December 31, 2003                       54,622,489            5,462         2,680,854        (2,145,548)        540,768
                                                 -----------      -----------      ------------      ------------     -----------

Stock issued as officer compensation
       on June 7, 2004 for a value
       of $40,000 or $0.08 per share                 500,000               50            39,950                            40,000

Stock issued on exercise of Warrants               3,043,012              304            85,908                            86,212

Stock subscription receivable on warrants                                                                                 (86,212)

Net Loss                                                                                                 (199,002)       (199,002)
                                                 -----------      -----------      ------------      ------------     -----------

Balances, June 30, 2004                           58,165,501      $     5,816      $  2,806,712      $ (2,344,550)    $   381,766
                                                 ===========      ===========      ============      ============     ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  BEVERLY HILLS WEIGHT LOSS AND WELLNESS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

CASH FLOWS FROM OPERATING ACTIVITIES                                                  9/30/2004       9/30/2003
                                                                                      ---------       ---------
       Net  (loss)                                                                    $(199,002)      $(274,138)

       Adjustments to reconcile net loss to net cash used in operating activities:

       Common stock issued for services                                                  40,000         208,930
       Changes in operating asserts and liabilities:
         Accounts receivable                                                                 --            (767)
         Accounts payable and accrued expenses                                           49,778          62,452
                                                                                      ---------       ---------

       NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES                       (109,224)         (3,523)

CASH FLOWS FROM INVESTING ACTIVITIES

       Purchase of franchising rights and intellectual property                              --          (3,840)
                                                                                      ---------       ---------

       NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES                             --          (3,840)
                                                                                      ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES

       Proceeds from issuance of common stock                                                --           5,000
       Proceeds from loans payable                                                      108,648              --
       Payment on loans payable                                                              --          (8,000)
       Payment on contract payable                                                           --          (9,500)
                                                                                      ---------       ---------

       NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES                        108,648         (12,500)
                                                                                      ---------       ---------

CASH RECONCILIATION

       Net increase (decrease) in cash                                                     (576)        (19,863)
       Cash at beginning of period                                                        1,131          21,951
                                                                                      ---------       ---------

       CASH AT END OF PERIOD                                                          $     555       $   2,088
                                                                                      =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
       Cash paid during the year for interest                                         $      --       $      --
       Cash paid during the year for income taxes                                     $      --       $      --

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  BEVERLY HILLS WEIGHT LOSS AND WELLNESS, INC.
                  F/K/A WEIGHT LOSS FOREVER INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2004

(1)   SUMMARY OF SIGNIFICANT POLICIES

      (A)   NATURE OF OPERATIONS

      Beverly Hills Weight Loss and Wellness, Inc. (f/k/a Weight Loss Forever International, Inc)., (the "Company") a Nevada corporation, franchises weight loss centers under the trade names Weight Loss Forever(R) and Beverly Hills Weight Loss & Wellness(R), through subsidiary corporations, Weight Loss Management, Inc. and Beverly Hills Franchising Corp.

      At March 31, 2004, the Company franchised 20 Weight Loss Forever(R) centers and 21 Beverly Hills Weight Loss & Wellness(R) clinics. At December 31, 2002, the Company franchised 20 Weight Loss Forever(R) centers and 20 Beverly Hills Weight Loss & Wellness(R) clinics. The Company, in addition to being a franchisor, had previously operated company-owned locations. As of May 31, 2002, the Company disposed of all its company-owned locations to concentrate on franchising. The franchised locations are primarily in Virginia, North Carolina, New England and Florida. The Company receives a non-refundable franchise fee, generally $20,000, from entities which enter into an agreement with the Company to own and operate a retail location. The franchisees are required to purchase the necessary furniture, fixtures, equipment and inventory either from the Company, from an affiliate of the Company, or from a source approved by the Company. During the term of the agreement, the Company receives a service fee equal to six percent of gross sales, payable weekly. Area developers receive a rebate on their units' royalty fees and a discount on product orders. New agreements provide for a franchise term of ten years subject to renewal. The agreements provide for other fees and charges based on various conditions and circumstances. The Company provides operational assistance, training, periodic inspections, and continuing new product development. The Company also has the right to establish an advertising fund to which the franchisees would contribute. This fund has not yet been established.

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

(2)   HISTORY AND CORPORATE DEVELOPMENTS

      REVERSE MERGER WITH YOUTICKET.COM, INC.

      Weight Loss Forever International, Inc. (WLFI-VA) was incorporated in 1995, in the state of Virginia. WLFI-VA franchised the right to own and operate retail centers selling weight loss products under the Weight Loss Forever(R) trade name. WLFI-VA began selling franchises in June 1996, and granting area development requests, whereby area developers may operate multiple stores within a geographic territory. It is also the sole source supplier of products associated with the Weight Loss Forever(R) program.

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

      SALE OF WLFI-VA

      On May 31, 2002, the Company sold all of the issued and outstanding stock of the Company's subsidiary WLFI-VA to a corporation owned by the Company's president. The transaction resulted in a gain to the Company of approximately $209,000. The Company also acquired from WLFI-VA all rights to franchise the Weight Loss Forever(R) concept and all related intellectual property. The Company also changed its operations so as to only franchise weight loss centers and no longer own and operate them. Accordingly, the financial statements have been restated to reflect WLFI-VA as a discontinued operation.

      ACQUISITION OF ASSETS OF ADVANCED WELLNESS CORP.

      In June 2002, the Company acquired various franchising rights and intellectual property from Advanced Wellness Corp., located in South Florida.

      FORMATION OF WEIGHT LOSS MANAGEMENT, INC.

      On June 4, 2002, the Company formed Weight Loss Management, Inc., a wholly owned Florida corporation to hold the franchising assets of the Weight Loss Forever(R) concept and to conduct the business of selling and servicing Weight Loss Forever(R) franchises which are presently located in Virginia, North Carolina and Florida.

      ACQUISITION OF ASSETS OF BEVERLY HILLS WEIGHT LOSS & WELLNESS AND FORMATION OF BEVERLY HILLS FRANCHISING CORP.

      Beverly Hills Franchising Corp., was formed on October 31, 2002 as a Florida corporation. From inception, it has been a wholly owned subsidiary of Weight Loss Forever International, Inc., a Nevada corporation. Beverly Hills Franchising Corp. was organized to hold the franchising assets of the Beverly Hills Weight Loss & Wellness(R) concept and to conduct the business of selling and servicing Beverly Hills Weight Loss & Wellness franchises. Beverly Hills Franchising Corp. acquired franchise agreements with 22 clinics located in North Carolina, Virginia, Rhode Island, New Hampshire, Kentucky and Colorado and is presently offering franchises in those and other states pursuant to the Beverly Hills Weight Loss & Wellness(R) Uniform Offering Circular.

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

(4)   PROPERTY AND EQUIPMENT

      Property and equipment consists of the following at December 31, 2003 and 2002:

                                                  2003            2002
                                             -------------   -------------

      Furniture and equipment                $          --   $          --
      Website                                        3,840              --
      Leasehold improvements                            --              --
                                             -------------   -------------

      Less accumulated depreciation and
         amortization                                   --              --
                                             -------------   -------------
                                             $       3,840   $          --
                                             =============   =============

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

(7)   STOCKHOLDERS' EQUITY

      On June 7, 2004 the Company issued 500,000 common shares for services by the Company's Secretary for a value of $40,000, or $0.08 per share.

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

      INVESTMENT

      The Company invested in Tammy Philips Fitness Boot Camp, LLC, a 50% interest, for a value of $66,000, or .33 per share as noted above with the issuance of 200,000 common shares of Company stock. The value of the stock issued was based on the trading value of the Company's stock in a public market and approximates the fair value of the investment. The investment may be considered temporary by the Company's management and therefore is accounted for at its fair value. The method of accounting for this investment may change depending on management's future plans regarding this investment and therefore the equity method and consolidation method may be future options. The Company applies Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities", for its investments.

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

      Activity under the performance equity plan and non-qualified option agreements is as follows:

                                                                   WEIGHTED
                                                                    AVERAGE
                                                                    EXERCISE
                                                          SHARES    PRICE
                                                          ------    ------

      Outstanding at December 31, 2002                    42,750    $ 8.71
          Granted                                             --        --
          Exercised                                           --        --
          Canceled                                            --        --
                                                          ------    ------

      Outstanding at December 31, 2003                    42,750    $ 8.71
                                                          ======    ======

      In September 2001, the Company granted warrants to purchase 3,398,440 shares of common stock to an investor relations firm which has entered into a consulting agreement with the Company. The warrants, which expire at various dates between June 30, 2003 and March 31, 2004, were granted at exercise prices ranging from $.035 - $.08 which were below the market value of the underlying stock at the date of the grant. Accordingly, the Company, in 2001, recorded consulting fee expense of $144,433 in connection with this transaction. In addition, the Agreement provided for the issuance of a total of 3,228,518 shares of common stock in exchange for consulting services. At December 31, 2001, 2,208,986 shares had been issued in connection with the consulting agreement described herein. In September 2002, the consulting agreement was extended for an additional year. The extended agreement provides for payment of 3,398,440 shares of common stock of which 1,019,652, valued at $101,965, were issued as of December 31, 2002. No shares were issued during the year ended December 31, 2003. During the year ended December 31, 2004, warrants were exercised for a value of $86,212 for 3,043,012 shares of common stock.

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

                                                      2003          2002
                                                 ------------    ----------
      Net loss:
               As reported                       $ (1,398,289)   $  (76,310)
               Pro forma                           (1,389,289)      (76,310)

      Basic and diluted loss per common share:
               As reported                       $     (0.027)   $   (0.002)
               Pro forma                               (0.027)       (0.002)

      Additional information relating to stock options and warrants outstanding and exercisable at December 31, 2003, summarized by exercise price follows:

               OUTSTANDING WEIGHTED AVERAGE                      EXERCISABLE WEIGHTED AVERAGE
      --------------------------------------------------      ------------------------------------
                          LIFE             EXERCISE                                  EXERCISE
       SHARES           (YEARS)              PRICE               SHARES                PRICE
      ------------     -----------      ----------------      --------------      ----------------
            6,500          .9           $          7.50               6,500       $          7.50
            3,333         2.4                      8.10               3,333                  8.10
           12,917         1.4                      8.45              12,917                  8.45
           20,000          .8                      9.38              20,000                  9.38
      ------------     -----------      ----------------      --------------      ----------------
           42,750                                                    42,750

      The computation of the effect on net earnings and earnings per share with respect to outstanding options and warrants in accordance with SFAS 123 was calculated using the Black-Scholes option-pricing model which included the following significant assumptions:


                                                                 PURCHASE
                                            OPTIONS              WARRANTS
                                        ----------------     -----------------
        Risk-free interest rate                  7.0%                5.0%
        Expected volatility                      5.0%                5.0%
        Expected dividend yield                  0.0%                0.0%
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

      ACQUISITION OF FRANCHISE CONTRACT RIGHTS OF BEVERLY HILLS WEIGHT LOSS & WELLNESS

      On October 30, 2002, the Company acquired intellectual property, franchise agreements, trademarks and the rights to the names Beverly Hills Weight Loss & Wellness(R) and Roseglen Weight Loss and Wellness(R) for 6,200,000 shares of the Company's stock, valued at $620,000 or $0.10 per share. As additional consideration, the Company entered into a five-year consulting agreement with Bolianites Enterprises, LLC at $75,000 per year. (See Contract Payable - Note 5.)

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

ITEM 2 MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

DISCLAIMER REGARDING FORWARD LOOKING STATEMENTS

      Our Management's Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include international, national and local general economic and market conditions; demographic changes; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

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

OVERVIEW

      We franchise weight loss and nutrition retail clinics offering all-natural herbal dietary supplements. As of September 30, 2004, we have franchised 20 Weight Loss Forever(R) centers, 19 Beverly Hills Weight Loss & Wellness(R) clinics, and we have 3 Tammy Phillips Fitness Boot Camps opened and another 30 under contract. We generate revenue through royalty agreements, and we generally receive 6% of the revenues of our franchised locations, payable on a weekly basis.

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

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

RESULTS OF OPERATIONS

Introduction

      Our operations for the first three quarters of 2004 were essentially the same as for the same three quarters in 2003. Since 2002, we disposed of all of our company-owned locations and have focused our business plan only on being a franchisor and on targeting one or more acquisition candidates.

Revenues and Loss from Operations

      Our revenue, general and administrative expenses, and loss from continuing operations for the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003 and the quarter ended June 30, 2004 are as follows:

                                                  Quarter Ended             Quarter Ended            Quarter Ended
                                                  September 30,             September 30,              June 30,
                                                       2004                     2003                     2004
                                                 -----------------        ------------------        ----------------
       Revenue                                            $10,713                   $42,604                  $2,534
       General & Administrative Expenses
                                                           17,004                   168,797                  88,627
                                                 -----------------        ------------------        ----------------
       Loss from Operations                               (6,291)                 (126,193)                (86,093)

      Our revenue for the third quarter of 2004 is higher than the second quarter because our franchisees are expanding their clinic locations, and because we granted discounted royalties to the franchisees during the second quarter to help them with this expansion. Our revenue for the third quarter of 2004 is significantly less than the same quarter in 2003, because of this same plan being continued by management.

      Our general and administrative expenses for the third quarter of 2004 are significantly less than the expenses for the third quarter of 2003, $17,004 compared  to  $168,797,  respectively,  as we are no  longer  operating  Company stores. Further cost cutting measures have reduced our general and administrative expenses as compared to the second quarter of 2004 as well, $17,004 compared to $88,627, respectively. Our general and administrative expenses for the first quarter of 2004 were relatively the same as during the second quarter of 2004.

Interest Expense, Taxes, and Net Loss

      Our interest expense, taxes, and net loss for the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003 and the quarter ended June 30, 2004 are as follows:

                         Quarter Ended      Quarter Ended
                         September 30,       September 30,     Quarter Ended
                              2004               2003          June 30, 2004
                        --------------      --------------     --------------
Interest Expense            $11,255              $7,080           $11,255
Taxes                             -                   -                 -
Net Loss                   (17,546)           (133,273)          (97,348)

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

Revenues and Loss from Operations

      Our revenue, general and administrative expenses, and loss from continuing operations for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 are as follows:

                                             Nine Months          Nine Months
                                           Ended September      Ended September
                                              30, 2004             30, 2003
                                           ----------------      -------------

Revenue                                          $13,248           $132,461
General & Administrative Expenses
                                                 178,485            385,359
                                                 --------          ---------
Loss from Operations                             165,237            252,898

Interest Expense, Taxes, and Net Loss

      Our interest expense, taxes, and net loss for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 are as follows:

                                             Nine Months          Nine Months
                                           Ended September      Ended September
                                              30, 2004             30, 2003
                                           ----------------      -------------
Interest Expense                                $33,765               $21,240
Taxes                                                 -                     -
Net Loss                                      (199,002)             (274,138)

LIQUIDITY AND CAPITAL RESOURCES

Introduction

      During the first three quarters of 2004, as with all of 2003, we did not generate positive operating cash flows. As the Tammy Phillips Boot Camps are opened, and as our franchise stores increase operations, we anticipate an increase in our operating cash flow. We also anticipate that one-time and transaction related expenses will decrease, as they have during the first three quarters of 2004. However, we will not achieve positive operating cash flow during 2004. To date, we have funded operations primarily through the issuance of equity securities, and anticipate continuing to do so through 2004 and 2005.

      Our cash, current assets, total assets, current liabilities, and total liabilities as of September 30, 2004 as compared to June 30, 2004 were:

                                     As of         As of
                                  September 30,   June 30,
                                     2004           2004         Change
                                  -----------   -----------    -----------
      Cash                        $       555   $      (654)   $     1,209
      Total current assets             12,092        11,537            555
      Total assets                  1,145,692     1,145,137            555
      Total current liabilities       499,009       469,654         29,355
      Total liabilities               763,926       734,571         29,355

Cash Requirements

      For the nine months ended September 30, 2004 our net cash used in operating activities was ($109,224), as compared to ($3,523) for the nine months ended September 30, 2003. Negative operating cash flows during the nine months were primarily created by a net loss from operations of $199,002, offset by an increase in accounts payable and accrued expenses of $49,778.

Sources and Uses of Cash

      Net cash used in investing activities was $zero for all three quarters of 2004. Net cash provided by financing activities was $108,648 and $(12,500),
respectively,   for  the  nine  months  ended   September  30,  2004  and  2003,
respectively.

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

CRITICAL ACCOUNTING POLICIES

      The discussion and analysis of the Company's financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In consultation with its Board of Directors, the Company has identified accounting policies related to the valuation of stock issued for services that it believes are key to an understanding of its financial statements. These are important accounting policies that require management's most difficult, subjective judgments.

ITEM 3 CONTROLS AND PROCEDURES

      The Company's Chief Executive Officer and Chief Financial Officer (or those persons performing similar functions), after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days of the filing of this quarterly report (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

                           PART II - OTHER INFORMATION

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

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITES AND USE OF PROCEEDS

      On July 14, 2004, we issued 4,467,213 shares of common stock, restricted in accordance with Rule 144, to an unrelated, accredited entity upon conversion of an outstanding promissory note in the original principal amount of $171,541, plus accrued interest of $7,147.54. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

      There have been no events which are required to be reported under this Item.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There have been no events which are required to be reported under this Item.

ITEM 5 OTHER INFORMATION

      On July 1, 2004, we entered into a Consulting Agreement with Wellness Ventures, LLC, an entity controlled by our former officer and director, Christopher Swartz. Under the terms of the agreement, in exchange for services to be rendered by Wellness, the Company is obligated to pay Wellness One Million Two Hundred Fifty Thousand Dollars ($1,250,000), payable to Wellness on the following terms:

      a. In the event we are successful in obtaining equity or debt financing from any source during the term of the agreement, then we agree to pay the first $250,000 from said financing (unless amounts are first due to individuals or parties introducing the financing sources) to Wellness. After the initial payment, we agree to pay one-half (1/2) of the proceeds of all financing transactions to Wellness until the obligations under the agreement are paid in full. We may otherwise prepay any amounts due and owing under the agreement at any time;

      b. We may, at any time or from time to time, satisfy our obligations to Wellness under the terms of the agreement in our common stock at a price of $0.08 per share;

      c. Wellness may, at any time or from time to time, convert the unpaid amounts due under the agreement into our common stock at a price equal to fifty percent (50%) of the closing bid price on the date of conversion. Wellness shall deliver a notice of conversion no later than 5pm, EST, on the date it intends to effect a conversion;

      d. Interest shall begin to accrue on any unpaid amounts due to Wellness under the agreement after one (1) year at the rate of ten percent (10%) per annum;

      e. Any unpaid amounts due to Wellness under the agreement, including accrued but unpaid interest, shall all be due and payable in two (2) years.

ITEM 6 EXHIBITS

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

      3.6 (2) Restated Articles of Incorporation of youticket.com, inc. dated April 2001.

      3.7 (3) Certificate of Amendment of Articles of Incorporation dated March 2002 changing our name to Weight Loss Forever International, Inc.

      3.8 (4)     Corrected   Certificate   of  Amendment  of  Articles  of
                  Incorporation dated June 25, 2004

      3.9 (1)     Bylaws of youticket.com, inc.

      10.1 Consulting Agreement dated July 1, 2004 with South Beach Securities, Inc.

      10.2        Consulting   Agreement   dated  July  1,  2004  with  Wellness
                  Ventures, LLC

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

      (2)   Incorporated   by  reference  from  our  Schedule  14C   Information
            Statement filed with the Commission on May 11, 2001.

      (3)   Incorporated   by  reference  from  our  Schedule  14C   Information
            Statement filed with the Commission on March 1, 2002.

      (4) Incorporated by reference from our Quarterly Report on Form 10-QSB filed with the Commission on September 7, 2004.

(b)   Reports on Form 8-K

      On July 7, 2004, we filed an Item 5 Current Report on Form 8-K dated July 6, 2004 regarding the results of our 2004 Annual Shareholders meeting.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 23, 2004                  /s/ John Martin
                                           ----------------------------
                                           By:  John Martin
                                           Its: President

Dated:  November 23, 2004                  /s/ Byron Rambo
                                           ----------------------------
                                           By:  Byron Rambo
                                           Its: Chief Financial Officer